Form 10-K
period 1993-12-25
PREMARK INTERNATIONAL INC
filed 1994-03-21
CIK 800575

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                   FORM 10-K

(Mark One)

     X       Annual Report Pursuant to Section 13 or 15(d) of the
             Securities Exchange Act of 1934 [Fee Required]
             For the fiscal year ended December 25, 1993

                                   OR

     Transition Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934 [No Fee Required]

For the Transition period from               to

                Commission file number 1-9256

                 __________________________



                PREMARK INTERNATIONAL, INC.
   (Exact name of registrant as specified in its charter)


                       Delaware
           (State or other jurisdiction of
            incorporation or organization)

       1717 Deerfield Road, Deerfield, Illinois
       (Address of principal executive offices)

                     36-3461320
                  (I.R.S.  Employer
                  Identification No.)

                        60015
                      (Zip Code)

Registrant's telephone number, including area code:(708) 405-6000


Securities registered pursuant to Section 12(b) of the Act:

     Title of Each Class           Name of Each Exchange
                                   on Which Registered

Common Stock, $1.00 par value      New York Stock Exchange
                                   Pacific Stock Exchange

Common Stock Purchase Rights       New York Stock Exchange
                                   Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes     X     No       .

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  Yes     X     No       .

  Aggregate market value of the Registrant's voting stock held by non-affiliates, based upon the closing price of said stock on the New York Stock Exchange-Composite Transaction Listing on March
8, 1994 ($82.75 per share): $2,588,202,450.

     As of March 8, 1994, 31,277,371 shares of the Common Stock,
$1.00 par value, of the Registrant were outstanding.

     Documents Incorporated by Reference:

     Portions of the Annual Report to Shareholders for the year ended December 25, 1993 are incorporated by reference into Parts
I, II and IV of this Report.

     Portions of the Proxy Statement relating to the Annual
Meeting of Shareholders to be held May 4, 1994 are incorporated by reference into Part III of this Report.

                             PART I

Item 1.  Business

(a) General Development of Business

     Premark International, Inc. (the "Registrant") is a multinational consumer and commercial products company. The Registrant is a Delaware corporation which was organized on August 29, 1986 in connection with the corporate reorganization of Kraft, Inc. ("Kraft"). In the reorganization, the businesses of the Registrant and certain other assets and liabilities of Kraft and its subsidiaries were transferred to the Registrant.
On October 31, 1986 the Registrant became a publicly held company through the pro-rata distribution by Kraft to its shareholders of all of the outstanding shares of common stock of the Registrant.

     The Registrant's principal operating subsidiaries are Dart Industries Inc. ("Dart"), which owns the operating subsidiaries comprising the Registrant's Tupperware business; Premark FEG Corporation, which owns the operating subsidiaries comprising the Registrant's Food Equipment Group; Ralph Wilson Plastics Company ("Ralph Wilson Plastics"); The West Bend Company ("West Bend"); Florida Tile Industries, Inc. ("Florida Tile"); Tibbals Flooring Co. ("Tibbals Flooring"); and Precor Incorporated ("Precor"). Dart was organized in Delaware in 1928 as a successor to a business originally established in 1902. Tupperware U.S., Inc. is a Delaware corporation formed in 1989 which operates the U.S. Tupperware business. In 1988, Ralph Wilson Plastics and West Bend were organized in Delaware as separate corporations owned directly by the Registrant, having previously been operating divisions of Dart. Premark FEG Corporation was organized in Delaware in 1984, a successor to a business originally incorporated in 1897. Florida Tile, a Florida corporation organized in 1954, was acquired in 1990. Tibbals Flooring, acquired in 1988, was organized in Tennessee in 1946. Precor, a Delaware corporation, was acquired in 1984.

(b) Financial Information About Industry Segments

     For certain financial information concerning the Registrant's business segments, see Note 10 ("Segments of the Business") of the Notes to the Consolidated Financial Statements of Premark International, Inc., appearing on pages 38 and 39 of the Annual Report to Shareholders for the year ended December 25, 1993, which is incorporated by reference into this Report by
Item 8 hereof.

(c) Narrative Description of Business

     The Registrant conducts its business through its three business segments: Tupperware, Food Equipment Group, and Consumer and Decorative Products. A discussion of the three business segments follows. Words appearing in italics constitute trademarks and tradenames utilized by the Registrant's businesses.

                        TUPPERWARE

Principal Products, Markets and Distribution

     Tupperware manufactures and markets a broad line of highest-quality plastic consumer products for the kitchen, gifts and children's products. Important products include Bell tumblers, Modular Mates stackable storage containers, Wonderlier and Servalier bowls, Tuppertoys educational toys, One Touch canisters, and Tupperwave microwave cookware. The containers and canisters both feature highly successful Tupperware seals.

     During 1993, Tupperware continued to introduce new designs and colors in its products lines, and to extend existing products into new markets around the world. Tupperware also continued a major design upgrade program in its U.S. product line, which was launched in 1991.

     Beginning in 1989, a number of U.S. franchisees converted to the Tupperware Express product delivery system, under which Tupperware products are shipped directly from the plant to the ultimate consumer. Prior to Tupperware Express, all franchisees warehoused an inventory of Tupperware products for resale to their consultants, who in turn were responsible for coordinating delivery to the ultimate consumers. Under Tupperware Express, there are presently 95 franchisees who process the orders of their sales consultants for direct shipment and no longer are required to maintain an inventory of Tupperware products. High shipping and administrative costs have adversely affected Tupperware Express. Tupperware is continuing to test alternatives in the distribution network.

     In fiscal years 1993, 1992, and 1991, Tupperware contributed approximately 40%, 38% and 38%, respectively, of the sales of the Registrant's businesses. Tupperware products are sold in the United States and in 55 foreign countries. In 1993, sales in foreign countries represented approximately 81% of total Tupperware revenues. Although Tupperware's international distribution system is similar to that of its domestic operations, international product lines vary. Market penetration varies significantly throughout the world, with the highest levels occurring in Germany and Australia.

     Tupperware products are sold directly to the consumer through over 500,000 dealers (called "consultants" in the U.S.) worldwide, over 25% of which are considered active. Consultants are supported by over 32,000 unit managers and approximately 1,400 distributors or franchisees. All of such distributors and franchisees, and the vast majority of consultants, dealers and managers, are independent contractors. The dealer force continued to increase overall in 1993.

     Tupperware primarily relies on the "party plan" method of sales, which is designed to enable the purchaser to appreciate through demonstration the features and benefits of Tupperware products. Approximately 1.9 million parties and product demonstrations were held in 1993 in the United States, with millions more held in foreign countries. Parties are held in homes, offices, social clubs and other locations. Tupperware products are also being marketed through preview catalogs mailed to persons invited to attend parties and various other types of demonstrations. Sales of Tupperware products are supported through a program of sales promotions, sales and training aids and motivational conferences. Tupperware U.S. also utilizes catalogs and toll-free telephone ordering, which increases its success with hard-to-reach customers, in support of its sales force.

Raw Materials and Facilities

     The manufacture of Tupperware products requires plastic resins meeting Tupperware's specifications. These resins are purchased from a number of large chemical companies, and Tupperware has experienced no difficulties in obtaining adequate supplies. Tupperware's headquarters are in Florida. Tupperware's domestic manufacturing plant (which is owned) is located in South Carolina. In 1993, Tupperware ceased manufacturing operations at its Halls, Tennessee facility, eliminating excess capacity in the United States. Fourteen additional manufacturing plants (one of which is leased) are located in 14 foreign countries. Tupperware conducts a continuing program of new product design and development at its research and development facilities in Florida, Hong Kong and Belgium. Research and development of resins used in Tupperware products are performed by its suppliers.

Competition

     The Registrant believes that Tupperware holds approximately 65% of the U.S. market for plastic storage and serving containers. Tupperware products compete with a broad range of food preparation, cooking, storage and serving items made of various materials, which are sold primarily through retail outlets. Tupperware's competitive strategy is to provide high-quality products at premium prices through a direct-selling distribution system. Direct selling, featuring demonstration of its products prior to purchase, price, and new product development are significant factors affecting competition. Tupperware competes with other direct selling organizations for sales personnel and party dates.

                         FOOD EQUIPMENT GROUP

Principal Products, Markets and Distribution

     The Food Equipment Group, composed primarily of Premark FEG Corporation and its operating subsidiaries (the "Group"), is a leading manufacturer of commercial equipment relating to food preparation, cooking, storage and cleaning. Its core products include warewashing equipment; food preparation machines, such as mixers, slicers, cutters, meat saws and grinders; weighing and wrapping equipment and related systems; baking and cooking equipment, such as ovens, ranges, fryers, griddles and broilers; and refrigeration equipment. Products are marketed under the trademarks Hobart, Stero, Vulcan, Wolf, Tasselli, Adamatic, Still and Foster.

     Food equipment products are sold to the retail food industry, including supermarket chains, independent grocers, delicatessens, bakeries and convenience and other food stores, and to the foodservice industry, including independent restaurants, fast-food chains, hospitals, schools, hotels, resorts and airlines. Although historically the retail food market has grown at a faster pace than the larger foodservice industry, in 1993 this growth trend was reversed.

     Food equipment products are distributed in more than 100 countries, either through wholly-owned subsidiaries or through distributors, dealers or licensing arrangements covering virtually all areas of the world where a market for such products
currently exists.   The Group is the only major food equipment
manufacturer in the U.S. with its own nationwide service network for the markets in which it sells, providing not only an important source of income but also an important source for developing new sales. The Group directly services its food machines, warewashers, weigh/wrap equipment and cooking equipment, while authorized independent agents service refrigeration units and some cooking equipment.

     For the fiscal years 1993, 1992, and 1991, sales by the Group contributed approximately 32%, 36%, and 36%, respectively, of the sales of the Registrant's businesses. Revenues from foreign operations constituted approximately 40% of the Group's 1993 sales. Major new products introduced by the Group in 1993 included a new undercounter warewasher, a new line of fryers and the Ultima 2000 weighing system in the U. S., as well as a new concept mixer, a new line of warewashers, a new refrigeration line and a new line of combi steam ovens in Europe.

Raw Materials and Facilities

     The Group uses stainless and carbon steel, aluminum and plastics in the manufacture of its products. These materials are readily available from several sources, and no difficulties have been experienced with respect to their availability. In addition to manufacturing certain component parts, the Group also purchases many component parts, including electrical and electronic components, castings, hardware, fasteners and bearings, certain manufacturers of which utilize tooling provided by the Group.

     The Group owns its headquarters building and a major manufacturing complex consisting of four plants in Ohio. In addition, the Group operates 13 manufacturing plants in California, Georgia, Kansas, Maryland, New Jersey, Ohio, and Virginia, and nine manufacturing plants in Canada, France, Italy, the United Kingdom and Germany. Most of these plants are owned.

Competition

     The Group competes in a slowly growing worldwide market which is highly fragmented. No single manufacturer competes with respect to all of the Group's products, and the degree of competition varies among different customer segments and products. The extensiveness of the Group's brand acceptance across a broad range of products is deemed by the Registrant to be a significant competitive advantage. Competition is also based on numerous other factors, including product quality, performance and reliability, labor savings and energy conservation.

Miscellaneous

     The Group grants extended payment terms to end-user customers who meet its creditworthiness requirements. Currently, payment periods range from three to 36 months, with installments including finance charges. The Group also grants extended payment terms to dealers who meet specified creditworthiness and facility requirements, which allow its products to be on display at the dealerships or to be available for immediate delivery by the dealer to end-users. Payments to the Group by such dealers are generally without interest and are made at the earlier of the date of final sale or up to six months after delivery to the dealer.

     The Group had approximately $99 million and $102 million of backlog orders at the end of 1993 and 1992, respectively, after restatement for exchange rate effects. The Group considers such orders to be firm, though changes or cancellations of insignificant amounts may occur, and expects that the 1993 backlog orders will be filled in 1994.

                   CONSUMER AND DECORATIVE PRODUCTS

     Consumer and Decorative Products is comprised of the Decorative Products Group and the Consumer Products Group, which contributed 28%, 26% and 26% of the sales of the Registrant's businesses for the fiscal years 1993, 1992 and 1991, respectively. Ralph Wilson Plastics, Florida Tile and Tibbals
Flooring make up the Decorative Products Group, while the Consumer Products Group contains West Bend and Precor.

                   DECORATIVE PRODUCTS GROUP

Principal Products, Markets and Distribution

     Ralph Wilson Plastics manufactures decorative laminates through a production process utilizing heated high pressure presses. These laminates, sold principally under the Wilsonart trademark in more than 550 colors, designs and finishes, are used for numerous interior surfacing applications, including cabinetry, countertops, vanities, store fixtures and furniture. Approximately 50% of the Wilsonart brand decorative laminate sold is used in residential applications, primarily for surfacing kitchen and bathroom countertops and cabinetry. Decorative laminate applications in the commercial market include office furniture, retail store fixtures, restaurant and hotel furniture, and doors. Ralph Wilson Plastics also manufactures specialty-grade laminates, including chemical-resistant, wear-resistant, and fire-retardant types. Among the specialized applications for Wilsonart brand laminates are those in laboratory work surfaces, jetways and naval vessels. In addition to laminate products, Ralph Wilson Plastics manufactures a solid surface product which is marketed under the Gibraltar brand. In 1993, Ralph Wilson Plastics added approximately 17 new designs to its laminate product line and 16 new designs to its line of Gibraltar solid surfacing products.

     The company also produces and/or sells contact adhesives under the Lokweld trademark, metallic surfacings, and decorative edge molding for countertops and furniture.

     Wilsonart brand decorative products are sold throughout the United States through wholesale building material distributors and directly to original equipment manufacturers. Export sales are now made to Japan, Ireland, Canada, Mexico, Central and South America, the Caribbean, Australia, New Zealand, Hong Kong, Taiwan, Korea and Singapore.

     Florida Tile manufactures glazed ceramic wall and floor tile products in a wide variety of sizes, shapes, colors and finishes, which are suitable for residential and commercial uses. Tile products are marketed under the Florida Tile trademark through company-owned and independent distributors. Major product groups of Florida Tile are marketed under the trademarks Natura and Artura. Products are exported to Canada, the Caribbean Basin, Iceland, Ireland, the United Kingdom, Mexico, Saudi Arabia and Pacific Rim nations. Florida Tile also imports foreign-produced tile products to meet the growing demand for low to mid-priced products.

     Tibbals Flooring manufactures and distributes high-quality, prefinished oak flooring for residential and commercial applications. Its flooring products are pre-cut parquet panels and laminated two and three-ply oak plank lineal flooring products, each of which is sold in a variety of colors and finishes. Tibbals Flooring also manufactures wood moldings, installation adhesives and a full line of proprietary floor care products to complement its line of oak flooring products. These products are marketed under the Hartco trademark to a nationwide network of wholesale floor covering distributors.

Raw Materials and Facilities

     The manufacture of decorative laminates requires various raw materials, including kraft and decorative paper, overlays, and melamine and phenolic resins. Each of these items is available from a limited number of manufacturers, but Ralph Wilson Plastics has not experienced difficulties in obtaining sufficient quantities. The principal raw materials used in Florida Tile products are talc, stains, frit (ground glass) and clay, all of which are available to Florida Tile in sufficient quantities.
The principal raw materials used in Tibbals Flooring's hardwood flooring products are Appalachian red and white oak, steel wire, and various chemicals. All such raw materials are readily available from many sources in sufficient quantities, but lumber supplies are at a premium price compared to prior years.

     Ralph Wilson Plastics owns and operates three manufacturing facilities in Texas and North Carolina, giving it the largest decorative laminate production capacity in North America. Adhesives are produced at two plants located in Louisiana and Texas. Solid surfacing products are manufactured in one facility in Texas. Ralph Wilson Plastics has 14 regional distribution centers which are geographically dispersed throughout the United States. Stock items can be delivered in 24 hours, and non-stock items can be produced and delivered within 10 working days. Florida Tile manufactures products in three owned manufacturing plants located in Florida, Georgia, and Kentucky, and distributes its products through a network of company-owned and independent distribution outlets. Tibbals Flooring manufactures its products in an owned manufacturing facility in Tennessee and a leased facility in Kentucky.

Competition

     Wilsonart brand products are sold in highly competitive markets in the United States. Ralph Wilson Plastics has approximately 47% of the U.S. market for decorative laminates. Ralph Wilson Plastics successfully competes with other companies by providing fast product delivery, offering a broad choice of colors, designs, and finishes, and emphasizing quality and service. Florida Tile competes with a number of other domestic and foreign tile manufacturers, and the Registrant believes Florida Tile is the third largest U.S. tile manufacturer. Foreign-manufactured products account for approximately 54% of the U.S. tile market. Important competitive factors in the tile market include price, style, quality, and service. Tibbals Flooring competes with a number of other domestic and foreign suppliers of prefinished wood flooring product, and estimates that it has a major share of this market. Important competitive factors include the fit, appearance and durability of the flooring products, the variety of finishes and colors, and the complementary molding, adhesive and floor care products.

Miscellaneous

     The Decorative Products Group maintains a continuing program of product development. Its efforts emphasize product design, performance and durability, product enhancement, and new product applications, as well as manufacturing processes. Materials development for laminate products is generally performed by the companies providing those materials.

                     CONSUMER PRODUCTS GROUP

Principal Products, Markets and Distribution

     West Bend manufactures and sells small electric appliances (such as electric skillets, slow cookers, woks, corn poppers, beverage makers and electronic timers) primarily under the West Bend trademark, and high-quality, direct-to-the-home stainless steel cookware. Precor manufactures physical fitness equipment, such as treadmills, stationary bicycles, low-impact climbers and ski machines marketed under the Precor trademark. During 1993, West Bend introduced an automatic breadmaker, a line of hand mixers and a food steamer. In 1993 Precor extended to its treadmill lines its Ergo Logic fitness software, which records and recalls personal exercise information for up to four people, and introduced a line of commercial treadmills featuring a low-impact bed to minimize stress to ankles and knees.

     West Bend small appliances are sold primarily in the United States and Canada, directly to mass merchandisers, department stores, hardware stores, warehouse stores and catalog showrooms. West Bend's stainless steel cookware is sold to consumers through food preparation dinner parties and by other direct sales methods. Cookware is sold in 19 countries under 14 separate product lines. Precor equipment is sold primarily through specialty fitness equipment retail stores and high-end sporting goods and bicycle stores in the U.S. and Canada. In Asia, Europe, Latin America, and the Middle East, Precor products are sold through select distributors.

Raw Materials and Facilities

     West Bend uses aluminum, stainless steel, plastic resins and other materials in the manufacture of its products. Precor uses steel, stainless steel, aluminum and other materials in the manufacture of its products. Generally, neither West Bend nor Precor has experienced any significant difficulties in obtaining any of these raw materials or products. West Bend owns and operates two manufacturing plants in Wisconsin and Mexico.
Precor maintains three leased plants in Washington state.

Competition

     Products sold by West Bend and Precor compete with products sold by numerous other companies of varying sizes in highly competitive markets. Important competitive factors include price, development of new products, product performance, warranties, and service.

Miscellaneous

     West Bend's sales in the fourth quarter are significantly higher due to the gift-giving season. Precor's business is significantly higher in the first and fourth quarters, when winter weather forces more people to exercise indoors. The West Bend small appliance business is dependent upon two customers for approximately 33% of its revenues.

             OTHER INFORMATION RELATING TO THE BUSINESS

     Trademarks and Patents. The Registrant considers trademarks and patents to be of importance to its businesses. The Registrant's trademarks represent the leading brand names for most of its product lines. Its businesses have followed the practice of applying for patents with respect to most of the significant patentable developments and now own a number of patents relating to their products, including design patents covering Tupperware products. In certain cases the Registrant has elected common law trade secret protection in lieu of obtaining patent protection. In addition, exclusive and nonexclusive licenses under patents owned by others are utilized. No business is, however, dependent to any material extent upon any single patent or trade secret or group of patents or trade secrets.

     Research and Development.  For fiscal years ended 1993, 1992 and 1991, the Registrant spent approximately $41 million, $41 million and $31 million, respectively, on research and development activities.

     Environmental Laws. Compliance by the Registrant's businesses with federal, state and local environmental protection laws has not in the past had, and is not expected to have in the future, a material effect upon its capital expenditures, liquidity, earnings or competitive position. The Registrant expects to expend approximately $1.1 million through 1995 on capital expenditures related to environmental facilities. In 1993, the Registrant had approximately $4 million of capital expenditures for environmental facilities, and approximately $3.7 million of remedial expenditures for environmental sites. See
Item 3 for a further discussion of environmental matters.


     Employees. The Registrant and its subsidiaries employ approximately 24,000 people. Approximately 18% of such employees are affiliated with one of the several unions with which the Registrant's subsidiaries have collective bargaining agreements. In recent years there has been no major effort to organize additional persons working for the Registrant's businesses, and there have been no significant work stoppages. The Registrant considers its relations with its employees to be good. The independent consultants, dealers, managers, distributors and franchisees engaged in the direct sale of Tupperware products are not employees of the Registrant.

     Properties. The principal executive offices of the Registrant are located in Illinois and are leased. Most of the principal properties of the Registrant and its subsidiaries are owned, and none of the owned principal properties is subject to any encumbrance material to the consolidated operations of the Registrant. The Registrant considers the condition and extent of utilization of the plants, warehouses and other properties in its respective businesses to be generally good, and the capacity of its plants generally to be adequate for the needs of its businesses.

     Miscellaneous. Except as disclosed above in the narrative descriptions of the Registrant's business segments, none of the Registrant's businesses are seasonal, have working capital practices or backlog conditions which are material to an understanding of their businesses, are dependent on a small number of customers, or are subject to renegotiation of profits or termination of contracts or subcontracts at the election of the Federal Government.

     Executive Officers of the Registrant. Following is a list of the names and ages of all the Executive Officers of the Registrant, indicating all positions and offices with the Registrant held by each such person, and each such person's principal occupations or employment during the past five years. Each such person has been elected to serve until the next annual election of officers of the Registrant (expected to occur on May 4, 1994).

     Name and Age             Positions and Offices Held and
                              Principal Occupations or Employment
                              During Past Five Years

Warren L. Batts (61)          Chairman of the Board and Chief
                              Executive Officer.

James M. Ringler (48)         President and Chief Operating
                              Officer since June 1992, after
                              having served as Executive Vice
                              President, Consumer and Commercial
                              Products since January, 1990, and
                              President, Food Equipment Group
                              since August, 1990.  Prior to
                              January, 1990, Mr. Ringler served
                              as President of White Consolidated
                              Industries.

E. V. Goings (48)             Executive Vice President of Premark
                              and President of Tupperware
                              Worldwide since November 1992,
                              after serving as a Senior Vice
                              President of Sara Lee Corporation
                              Prior thereto, Mr. Goings served in
                              various executive positions with
                              Avon Products, Inc.

Joseph W. Deering(53)         Group Vice President of Premark and
                              President of Premark's Food
                              Equipment Group since June 1992,
                              after serving as President of
                              Leucadia National's Manufacturing
                              Group.  Prior thereto, Mr.  Deering
                              served in various executive
                              positions with Philips Industries,
                              Inc.

Bobby D. Dillon (64)          Group Vice President and President
                              of the Decorative Products Group
                              since August 1989, after serving in
                              various executive positions with
                              Ralph Wilson Plastics.

Thomas W. Kieckhafer(55)      Corporate Vice President and
                              President of West Bend since
                              December 1989, after serving in
                              various executive positions with
                              West Bend.

James C. Coleman(54)          Senior Vice President, Human
                              Resources since July 1991.  Prior
                              thereto, Mr. Coleman served as
                              Staff Vice President, Personnel
                              Relations for General Dynamics
                              Corporation.

John  M. Costigan (51)        Senior Vice President, General
                              Counsel, and since December 1990,
                              Secretary.

Lawrence B. Skatoff (54)      Senior Vice President and Chief
                              Financial Officer since September

                              1991.  Mr. Skatoff served as Vice
                              President-Finance of Monsanto
                              Company from October 1987 until
                              joining the Registrant.

L. John Fletcher(50)          Vice President and Assistant
                              General Counsel.

Robert W. Hoaglund(55)        Vice President, Control &
                              Information Systems since December
                              1990, after serving as Vice
                              President, Control & Administrative
                              Services, Vice President, Internal
                              Audit and Corporate Services, and
                              Vice President, Auditing.

Wendy R. Katz (36)            Vice President, Internal Audit
                              since May 1992.  Prior thereto, Ms.
                              Katz served in various financial
                              positions at Tupperware.

Thomas P. O'Neill,Jr.(40)     Vice President and Treasurer since
                              February 1992, after serving as
                              Vice President, Auditing since
                              April, 1989.  Prior thereto, Mr.
                              O'Neill served as Director,
                              External Reporting and Accounting
                              Standards.

Lisa Kearns Richardson (41)   Vice President, Planning and
                              Analysis since February 1991.
                              Prior thereto, Ms. Kearns
                              Richardson served as Assistant
                              Controller, a position assumed in
                              October 1986.

James E. Rose, Jr. (51)       Vice President, Taxes.

     For information concerning foreign and domestic operations and export sales, see Note 7 ("Income Taxes") appearing on pages 33 and 34, and "Segments of Business by Geographical Areas" in
Note 10 ("Segments of the Business") appearing on page 39 of the Annual Report to Shareholders for the year ended December 25, 1993, which are incorporated by reference into this Report by
Item 8 hereof.

Item 2.  Properties

     For information concerning material properties of the Registrant and its subsidiaries, see the information under the sub-captions "Narrative Description of Business" in Section (c) of Item 1 above and "Properties" under the caption "Other Information Relating To The Business" in Section (c) of Item 1 above.

Item 3.  Legal Proceedings

     The Registrant and its subsidiaries are parties against which are pending a number of legal and administrative proceedings. Among such proceedings are those involving the discharge of materials into or otherwise relating to the protection of the environment. Certain of such proceedings involve Federal environmental laws such as the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as well as state and local laws. The Registrant establishes reserves with respect to certain of such sites. Because of the involvement of other parties and the uncertainty of potential environmental impacts, the eventual outcomes of such actions and the cost and timing of expenditures cannot be estimated with certainty. It is not expected that the outcome of such proceedings, either individually or in the aggregate, will have a materially adverse effect upon the Registrant's consolidated financial position or operations.

     Kraft has assumed any liabilities arising out of any legal proceedings in connection with certain divested or discontinued former Dart businesses, including matters alleging product liability, environmental liability and infringement of patents.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

                           PART II

Item 5.  Market for Registrant's Common Equity and Related
Stockholder Matters

     The stock price information set forth in Note 12 ("Quarterly Summary (unaudited)") appearing on page 40 of the Annual Report to Shareholders for the year ended December 25, 1993 is incorporated by reference into this Report. The information set forth in Note 13 ("Shareholders' Rights Plan") on page 40 of the Annual Report to Shareholders for the year ended December 25, 1993 is incorporated by reference into this Report. As of March 8, 1994, the Registrant had 26,442 shareholders of record.

Item 6.  Selected Financial Data

     The information set forth under the caption "Selected
Financial Data" on pages 24 and 25 of the Annual Report to Shareholders for the year ended December 25, 1993 is incorporated by reference into this Report.

Item 7. Management's Discussion and Analysis of Financial
Condition and Results of Operations

     The information entitled "Financial Review" set forth on pages 19 through 23 of the Annual Report to Shareholders for the year ended December 25, 1993 constitutes "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated by reference into this Report.

Item 8.  Financial Statements and Supplementary Data

     (a) The following Consolidated Financial Statements of Premark International, Inc. and Report of Independent Accountants set forth on pages 26 through 40, and on page 41, respectively, of the Annual Report to Shareholders for the year ended December 25, 1993 are incorporated by reference into this Report:

     Consolidated Statements of Operations, Cash Flows and
Shareholders' Equity--Years ended December 25, 1993, December 26,
1992 and December 28, 1991

     Consolidated Balance Sheet--December 25, 1993 and December
26, 1992

     Notes to the Consolidated Financial Statements

     Report of Independent Accountants dated February 11, 1994

     (b) The supplementary data regarding quarterly results of operations contained in Note 12 ("Quarterly Summary (unaudited)") of the Notes to the Consolidated Financial Statements of Premark International, Inc. on page 40 of the Annual Report to Shareholders for the year ended December 25, 1993 is incorporated by reference into this Report.

Item 9. Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

     None

                           PART III

Item 10.  Directors and Executive Officers of the Registrant

     The information as to the Directors of the Registrant set forth under the sub-caption "Board of Directors" appearing under the caption "Election of Directors" on pages 1 through 3 of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 4, 1994 is incorporated by reference into this Report. The information as to the Executive Officers of the Registrant is included in Part I hereof under the caption "Executive Officers of the Registrant" in reliance upon General Instruction G to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

Item 11.  Executive Compensation

     The information set forth under the caption "Compensation of Directors" and beginning on page 14 of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 4, 1994, and the information on pages 6 through 8, and beginning on page 10 of such Proxy Statement relating to executive officers' compensation, is incorporated by reference into this Report.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management

     The information set forth under the captions "Security
Ownership of Certain Beneficial Owners" on page 5 and "Security
Ownership of Management" on page 4 of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May
4, 1994 is incorporated by reference into this Report.

Item 13.  Certain Relationships and Related Transactions

     None

                           PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports On
Form 8-K

(a) (1) List of Financial Statements

     The following Consolidated Financial Statements of Premark International, Inc. and Report of Independent Accountants set forth on pages 26 through 40, and on page 41, respectively, of the Annual Report to Shareholders for the year ended December 25, 1993 are incorporated by reference into this Report by Item 8 hereof:

     Consolidated Statements of Operations, Cash Flows and
Shareholders' Equity--Years ended December 25, 1993, December 26,
1992 and December 28, 1991

     Consolidated Balance Sheet--December 25, 1993 and December
26, 1992

     Notes to the Consolidated Financial Statements

     Report of Independent Accountants dated February 11, 1994

(a) (2) List of Financial Statement Schedules

     The following consolidated financial statement schedules
(numbered in accordance with Regulation S-X) of Premark
International, Inc.  are included in this Report:

     Report of Independent Accountants on Financial Statement
Schedules, page 21 of this Report

     Schedule V--Property, Plant and Equipment for the three years ended December 25, 1993, page 22 of this Report

     Schedule VI--Accumulated Depreciation of Property, Plant and
Equipment for the three years ended December 25, 1993, page 24 of this Report

     Schedule VII--Guarantees of Securities of Other Issuers as of December 25, 1993, page 26 of this Report

     Schedule VIII--Valuation and Qualifying Accounts for the three years ended December 25, 1993, page 28 of this Report

     Schedule X--Supplementary Income Statement Information for the three years ended December 25, 1993, page 30 of this Report

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or the information called for therein is included elsewhere in the financial statements or related notes thereto contained or incorporated by reference herein.

(a) (3) List of Exhibits: (numbered in accordance with Item 601 of Regulation S-K)

     Exhibit
     Number                         Description

* 3A Restated Certificate of Incorporation (Exhibit 3A to the Registrant's Annual Report on Form 10-K for the year ended December 28, 1991)

* 3B           Amended By-Laws (Exhibit 3B to the Registrant's
               Annual Report on Form 10-K for the year ended
               December 28, 1991)

* 4A           Form of Common Stock Certificate (Exhibit 3 to the
               Registrant's Current Report on Form 8-K dated
               March 20, 1989)

* 4B Rights Agreement dated March 7, 1989 (Exhibit 1 to the Registrant's Current Report on Form 8-K dated
               March 20, 1989)

* 4C           Form of Right Certificate of Common Stock Purchase
               Right (Exhibit 1 to the Registrant's Current
               Report on Form 8-K dated March 20, 1989)

* 4D Form of Indenture (Revised) in connection with the Registrant's Form S-3 Registration Statement No. 33-35137 (Exhibit (c)(3) to the Registrant's Current Report on Form 8-K dated September 17,
               1990)

*10A Reorganization and Distribution Agreement dated as of September 4, 1986 (Exhibit 2 to Registration of
               Securities on Form 10 dated September 8, 1986,
               File No. 1-9256)

*10B           Tax Sharing Agreement dated as of September 4,
               1986 (Exhibit 10C to Registration of Securities on
               Form 10 dated September 8, 1986, File No. 1-9256)

*10C Facilities and Guarantee Agreement, as amended, and Termination Agreement dated as of September 4, 1986 (Exhibit 10D to Registration of Securities on Form 10 dated September 8, 1986, File No. 1-9256)

*10D           $250,000,000 Credit Agreement dated as of May 12,
               1992 (Exhibit (19)(10) to the Registrant's
               Quarterly Report on Form 10-Q for the 26 weeks ended June 27, 1992)

                      COMPENSATORY PLANS OR ARRANGEMENTS

*10E           Premark International, Inc. Annual Incentive Plan
               (Exhibit 10H to the Registrant's Annual Report on
               Form 10-K for the year ended December 28, 1991)

*10F           Premark International, Inc. Restricted Stock Plan
               (Exhibit 10I to the Registrant's Annual Report on
               Form 10-K for the year ended December 28, 1991)

*10G           Premark International, Inc. Performance Unit Plan
               (Exhibit 10J to the Registrant's Annual Report on
               Form 10-K for the year ended December 28, 1991)

 10H Premark International, Inc. Stock Option Plan, as amended

*10I           Premark International, Inc. Supplemental Benefits
               Plan (Exhibit 10L to the Registrant's Annual
               Report on Form 10-K for the year ended December
               28, 1991)

*10J           Premark International, Inc. Change of Control
               Policy, as amended 1989 (Exhibit 4 to the Registrant's Current Report on Form 8-K dated
               March 20, 1989)

*10K Employment Agreement entered into on July 11, 1991 between the Registrant and Lawrence B. Skatoff (Exhibit 10K to the Registrant's Annual Report on Form 10-K for the year ended December 26, 1992)

*10L           Form of Employment Agreement entered into on March
               7, 1989 between the Registrant and certain executive officers (Exhibit 5 to the Registrant's
               Current Report on Form 8-K dated March 20, 1989)

*10M Employment Agreement entered into on June 2, 1992 between the Registrant and Joseph W. Deering (Exhibit 10M to the Registrant's Annual Report on Form 10-K for the year ended December 26, 1992)

 10N Employment Agreement dated November 9, 1992 between the Registrant and E. V. Goings

 10O Premark International, Inc. Director Stock Plan, as amended 1993

 11 A statement of computation of 1993 per share earnings

 13            Pages 19 through 41 of the Annual Report to
               Shareholders of the Registrant for the year ended
               December 25, 1993

 22            Subsidiaries of the Registrant as of March 8, 1994

 24 Manually signed Consent of Independent Accountants to the incorporation of their report by reference into the prospectuses contained in specified registration statements on Form S-8 and Form S-3

 25             Powers of Attorney

*Document has heretofore been filed with the Commission and is incorporated by reference and made a part hereof.

     The Registrant agrees to furnish, upon request of the Commission, a copy of all constituent instruments defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries.

(b) Reports on Form 8-K

     No Current Reports on Form 8-K were filed by the Registrant for the quarter ended December 25, 1993.

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT
SCHEDULES

To the Board of Directors and Shareholders of Premark International, Inc.

     Our audits of the consolidated financial statements referred to in our report dated February 11, 1994, appearing on page 41 of the 1993 Annual Report to Shareholders of Premark International, Inc., (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ Price Waterhouse
Chicago, Illinois
February 11, 1994

                        SCHEDULE V--PROPERTY, PLANT AND EQUIPMENT
                      For the three years ended December 25, 1993
                                 (Dollars in millions)


Col. A                  Col. B        Col. C     Col. D           Col.E        Col. F

                        Balance at                                             Balance
                        Beginning     Additions  Retirements                   at End
Classification          of Period      at Cost    or Sales        Other<F1>    of Period


Year ended December 25, 1993
      Land              $     34.0    $     0.7  $      (0.3)     $   (2.4)    $    32.0
      Buildings and          374.9         16.1         (6.3)         (2.9)        381.8
       improvements
      Machinery and        1,064.2        120.9        (35.5)        (17.0)      1,132.6
       equipment
      Construction in         52.6          8.4           -           (1.0)         60.0
       progress
      Totals            $  1,525.7    $   146.1  $     (42.1)     $  (23.3)    $ 1,606.4

Year ended December 26, 1992
      Land              $     33.9    $     1.1  $      (0.8)     $   (0.2)    $    34.0
      Buildings and          348.3         34.2         (3.7)         (3.9)        374.9
        improvements
      Machinery and        1,022.5         93.2        (41.7)         (9.8)      1,064.2
        equipment
      Construction in         44.7         12.3           -           (4.4)         52.6
        progress
      Totals            $  1,449.4    $   140.8<F2>$   (46.2)     $  (18.3)    $ 1,525.7


Year ended December 28, 1991
      Land              $     30.0   $      2.9    $    (0.1)     $     1.1    $    33.9
      Buildings and          327.3         29.6         (2.9)          (5.7)       348.3
        improvements
      Machinery and          947.2         97.7        (29.0)           6.6      1,022.5
        equipment
      Construction in         82.0        (32.7)          -            (4.6)        44.7
        progress
      Totals            $  1,386.5   $     97.5<F3> $  (32.0)     $    (2.6)   $ 1,449.4
_____________

<F1>  Amounts reflect the effect of foreign exchange rate changes.  In addition, 1991 activity includes a reclassification of restructuring reserves of $6 million for buildings and improvements and $5.3 million for machinery and equipment.

<F2>  Additions resulting from 1992 business acquisitions include $3.5 million for buildings and improvements and $0.6 million  of machinery and equipment.

<F3>  Additions resulting from 1991 business acquisitions include $0.9 million for buildings and improvements.


            SCHEDULE VI--ACCUMULATED DEPRECIATION OF PROPERTY,
                                PLANT AND EQUIPMENT
                     For the three years ended December 25, 1993
                                       (In millions)

Col. A                  Col. B        Col. C       Col. D      Col. E         Col. F

                                      Additions                Other
                        Balance at    Charged to               Changes--      Balance
                        Beginning     Costs and    Retirements Add(Deduct)    at End
Classification          of Period     Expenses      or Sales   Describe<F1>   of Period
Year ended December 25, 1993
   Buildings and       $    156.7     $    15.0    $   (2.6)    $   0.9       $   170.0
     improvements
   Machinery and            714.4          87.0       (24.3)      (12.2)          764.9
     equipment
   Totals              $    871.1     $   102.0    $  (26.9)    $ (11.3)      $   934.9

Year ended December 26, 1992
   Buildings and       $    138.3     $    21.7    $   (1.9)    $  (1.4)      $   156.7
     improvements
   Machinery and            609.3         146.3       (30.4)      (10.8)          714.4
     equipment
   Totals              $    747.6     $   168.0<F2>$  (32.3)    $ (12.2)      $   871.1

Year ended December 28, 1991
   Buildings and       $    127.5     $    14.9    $   (4.7)    $   0.6       $   138.3
     improvements
   Machinery and            539.1          87.6       (23.8)        6.4           609.3
     equipment
   Totals              $    666.6     $   102.5    $  (28.5)    $   7.0       $   747.6


_____________

<F1>  Amounts primarily reflect the effect of foreign exchange rate changes.

<F2>  The 1992 activity includes a restructuring charge of $5.9 million in buildings and improvements and $54.5 million in machinery and equipment.


                   SCHEDULE VII - GUARANTEES OF SECURITIES OF OTHER ISSUERS
                                            December 25, 1993
                                          (Dollars in millions)

                                                                               Amount in
                                                                               Treasury
Name of Primary                                     Total Amount               Of Primary
Obligor of Securities                               Guaranteed     Amount      Obligor of
Guaranteed by       Title of Issue of     Date of     and          Owned by    Securities
Registrant       Each Class of Securities  Issue    Outstanding<F1>Registrant  Guaranteed
Kraft, Inc.      Industrial Revenue Bonds by issue:

                 Industrial Development
                 Authority of the City of
                 Springfield, MO - 6%     07/01/79    $ 1.0            -            -

                 Development Authority of
                 DeKalb County, GA - 6%   08/01/78      1.0            -            -

                 The Industrial Development
                 Board of the City of Trenton,
                 TN - 5.4%                10/01/77      1.3            -            -

                 The Industrial Development
                 Board of the City of Trenton,
                 TN - 5.875%              12/01/78      0.7            -            -

                 The Town of Johnson,
                 WI-5.4%                  11/01/77      1.0            -            -




                 The Industrial Development
                 Board of the City of Memphis
                 and County of Shelby, TN
                 - 5.875%                 12/01/78      1.0           -            -

                 St. Lawrence County Industrial
                 Development Agency,
                 NY - 6%                  03/01/79      0.6           -            -

                 City of New Ulm, MN - 6% 03/01/79      2.5           -            -

                 Illinois Development Finance
                 Authority, IL - 11%      10/01/84      1.0           -            -

                 City of Kendallville,
                 IN - 9.875%              04/01/83      0.5           -            -
____________

<F1>  Principal and interest are guaranteed by Dart for all issues.


                           SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS
                             For the three years ended December 25, 1993
                                              (In millions)
(CAPTION>

Col. A                  Col. B           Col. C                 Col. D          Col. E
                                           Additions
                        Balance at   Charged       Charged to                   Balance
                        Beginning    to Costs   Other Accounts  Deductions      at End
Description             of Period    Expenses     --Describe    --Describe      of Period
Allowance for doubtful
accounts, current and
long term:
                                                                                <C)
Year ended December
25, 1993                   $70.6          $15.5           --    {$  (18.6)<F1>      $66.1
                                                                {    (1.4)<F2>

Year ended December
26, 1992                   $53.0          $33.5           --    {$  (14.3)<F1>      $70.6
                                                                {   ( 1.7)<F2>
                                                                {     0.1 <F3>

Year ended December
28, 1991                   $46.6          $20.7           --    {$  (14.8)<F1>      $53.0
                                                                {     0.5 <F2>

Valuation allowance for deferred tax assets:

Year ended December
25, 1993                   $84.6         ($17.9)          --           --           $66.7

Year ended December
26, 1992                   $65.5          $19.1           --           --           $84.6

____________


<F1>  Represents write-offs less recoveries.

<F2>  Foreign currency translation adjustment.

<F3>  Business acquired.


                    PREMARK INTERNTIONAL, INC.
      SCHEDULE X -- SUPPLEMENTARY INCOME STATEMENT INFORMATION
         For the three years ended December 25, 1993
                           (In millions)



           Col. A                              Col. B
                                   Charged to Costs and Expenses

                                 Dec. 25,     Dec. 26,     Dec. 28,
            Item                   1993         1992         1991


Depreciation                     $102.0       $107.6       $102.5

Maintenance and repairs            63.6         63.1         61.4

Advertising                        42.5         43.0         37.4

Taxes other than payroll and
  taxes on income                  28.9         31.0         35.1










                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         Premark International, Inc.
                         (Registrant)

                         By       /s/ WARREN L. BATTS
                                       Warren L. Batts
                                       Chairman of the Board and
                                       Chief Executive Officer

March 14, 1994

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

     Signature                     Title

/s/ Warren L. Batts        Chairman of the Board of Directors,
  Warren L. Batts          Chief Executive Officer and Director
                           (Principal Executive Officer)

/s/ Lawrence B. Skatoff    Senior Vice President and Chief
  Lawrence B. Skatoff      Financial Officer (Principal
                           Financial Officer)

/s/ Robert W. Hoaglund     Vice President, Control and
  Robert W. Hoaglund       Information Systems (Principal
                           Accounting Officer)


         *                 Director
   William O. Bourke



         *                 Director
  Dr. Ruth M. Davis



         *                 Director
  Lloyd C. Elam, M.D.






         *                 Director
  Clifford J. Grum



         *                 Director
   Joseph E. Luecke



         *                 Director
     Bob Marbut



        *                  Director
   John B. McKinnon



        *                  Director
   David R. Parker



         *                 Director
    Robert M. Price



 /s/ James M. Ringler      President, Chief Operating Officer and
   James M. Ringler        Director



         *                 Director
   Janice D. Stoney



                           *By   /s/ John M.  Costigan
                                      John M.  Costigan
                                      Attorney-in-fact



March 14, 1994




                               EXHIBIT INDEX



Exhibit No.              Description                   Page


     10H            Premark International, Inc.        34-44
                    Stock Option Plan, as amended

     10N            Employment Agreement dated         45-50
                    November 9, 1992 between
                    Registrant and E. V. Goings

     10O            Premark International, Inc.        51-59
                    Director Stock Plan, as
                    amended 1993

     11             A statement of computation of      60-61
                    1993 per share earnings

     13             Pages 19 through 41 of the
                    Annual Report to Shareholders
                    of the Registrant for the year
                    ended December 25, 1993            62-96

     22             Subsidiaries of the Registrant
                    as of March 8, 1994                97-99

     24             Manually signed Consent of
                    Independent Accountants to the
                    incorporation of their report
                    by reference into the prospec-
                    tuses contained in specified
                    registration statements on Form
                    S-8 and Form S-3                   100

     25             Powers of Attorney                 101-102