Form 10-K/A
period 1993-12-25
PREMARK INTERNATIONAL INC
filed 1994-03-24
CIK 800575

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                FORM 10-K/A
                              AMENDMENT No. 1
                 for the fiscal year ended December 25, 1993
        Filed pursuant to Section 12, 13, or 15(d) of THE SECURITIES
                               EXCHANGE ACT OF 1934




                        PREMARK INTERNATIONAL, INC.
              (Exact name of registrant as specified in charter)


 The undersigned Registrant hereby amends the statement of the number of shares outstanding on the cover page of the report, as follows:

 "As of March 8, 1994, 31,811,862 shares of the Common Stock,
 $1.00 par value, of the Registrant were outstanding."


 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       PREMARK INTERNATIONAL, INC.



 Date: March 24, 1994                  By /s/John M. Costigan
                                            John M. Costigan
                                            Senior Vice President,
                                            General Counsel and
                                            Secretary