Form 10-Q
period 1994-04-02
PREMARK INTERNATIONAL INC
filed 1994-05-13
CIK 800575

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                               FORM 10-Q

  (Mark One)

     [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

                  For the 14 weeks ended April 2, 1994

  OR

     [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934


              For the transition period from _____ to _____


                     Commission file number 1-9256

                           __________________

                       PREMARK INTERNATIONAL, INC.
           (Exact name of registrant as specified in its charter)


                Delaware                         36-3461320
      (State or other jurisdiction of         (I.R.S. Employer
      incorporation or organization)         Identification No.)

  1717 Deerfield Road, Deerfield, Illinois         60015
  (Address of principal executive offices)       (Zip Code)

  Registrant's telephone number, including area code: (708) 405-6000



  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                       Yes   X     No

  As of May 11, 1994, 31,756,307 shares of the Common Stock, $1.00 par value, of the Registrant were outstanding.


                          PART I
                   FINANCIAL INFORMATION

  Item 1. Financial Statements

      a)  Financial Statements of Registrant

                                                             Page
          Index                                             Number

          Condensed Consolidated Statement of Income
          (Unaudited) for the 14 week period ended
          April 2, 1994 and the 13 week period
          ended March 27, 1993.............................    2

          Condensed Consolidated Balance Sheet
          as of April 2, 1994, (Unaudited) and
          December 25, 1993................................    3

          Condensed Consolidated Statement of Cash Flows
          (Unaudited) for the 14 weeks ended
          April 2, 1994 and the 13 weeks ended
          March 27, 1993...................................    5

          Notes to Condensed Consolidated
          Financial Statements (Unaudited).................    6


  The condensed consolidated financial statements of the Registrant included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with general accepted accounting principles has been condensed or omitted, the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Annual Report on Form 10-K of the Registrant for its fiscal year ended December 25, 1993.

  The condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring items, which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods presented.

  The results for interim periods are not necessarily indicative of trends or of results to be expected for a full year.




               PREMARK INTERNATIONAL, INC.
       CONDENSED CONSOLIDATED STATEMENT OF INCOME
                      (Unaudited)

                                              14 Weeks   13 Weeks
                                               Ended      Ended
                                              April 2,   March 27,
                                                1994       1993
                                              --------   --------
                             (In millions, except per share data)
Net sales...................................  $ 801.6    $ 706.1
                                              --------   --------

Costs and expenses:
  Cost of products sold.....................    411.6      365.5
  Delivery, sales and
    administrative expense..................    331.1      300.7
  Interest expense..........................      6.3        7.5
  Interest income...........................     (1.5)      (1.5)
  Other expense, net........................      2.2        0.6
                                              --------   --------
     Total costs and expenses...............    749.7      672.8
                                              --------   --------

Income before income taxes..................     51.9       33.3
Provision for income taxes..................     14.1        9.3
                                              --------   --------

Net income..................................     37.8       24.0
Retained earnings, beginning of period......    418.7      286.8
Cash dividends declared.....................     (8.9)      (8.0)
Cost of treasury stock issued
  in excess of option exercise prices.......     (7.8)       -
                                              --------   --------
Retained earnings, end of period............  $ 439.8    $ 302.8
                                              ========   ========

Net income per common and
  common equivalent share<F1>...............  $   .56    $  0.36
                                              ========   ========

Average number of
  common shares outstanding<F1>.............     66.9       66.3
                                              ========   ========

Dividends declared per common share<F1>.....  $  0.14    $  0.125
                                              ========   ========

<F1>  All share-related amounts have been restated for a 2-for-1 stock split declared on May 4, 1994.


See accompanying Notes to Condensed Consolidated Financial Statements
(Unaudited).

</PAGE)

                PREMARK INTERNATIONAL, INC.
           CONDENSED CONSOLIDATED BALANCE SHEET
                          ASSETS
                                              April 2,
                                                1994    December 25,
                                            (Unaudited)    1993
                                             ---------  ---------
                                                 (In millions)
Cash and cash equivalents................... $   86.6   $  140.0

Accounts and notes receivable...............    448.5      471.5
  Less allowances for
    doubtful accounts.......................    (41.0)     (37.1)
                                             ---------  ---------
                                                407.5      434.4

Inventories.................................    472.7      441.2
Deferred income tax benefits................     94.3       96.3
Prepaid expenses............................     33.7       27.5
                                             ---------  ---------
    Total current assets....................  1,094.8    1,139.4
                                             ---------  ---------

Investments, long term receivables
  and deferred charges......................    160.3      152.8
  Less allowances for doubtful accounts.....    (26.0)     (29.0)
                                             ---------  ---------
                                                134.3      123.8

Property, plant and equipment...............  1,638.1    1,606.4
  Less accumulated depreciation.............   (954.8)    (934.9)
                                             ---------  ---------
                                                683.3      671.5

Intangibles, less accumulated
  amortization..............................    183.5      182.3
                                             ---------  ---------
    Total assets............................ $2,095.9   $2,117.0
                                             =========  =========

See accompanying Notes to Condensed Consolidated Financial Statements
(Unaudited).
                                - 3 -
</PAGE)

                PREMARK INTERNATIONAL, INC.
           CONDENSED CONSOLIDATED BALANCE SHEET
           LIABILITIES AND SHAREHOLDERS' EQUITY
                                              April 2,
                                                1994    December 25,
                                            (Unaudited)    1993
                                             ---------  ---------
                                                 (In millions)
Accounts payable............................ $  153.5   $  194.4
Short-term borrowings and current
  portion of long-term debt.................    176.0      143.4
Accrued liabilities.........................    545.0      549.8
                                             ---------  ---------
    Total current liabilities...............    874.5      887.6
                                             ---------  ---------

Long-term debt..............................    167.5      168.0
Accrued postretirement benefit cost.........    146.8      144.5
Deferred income taxes.......................     10.1        9.0
Other liabilities...........................     92.4       96.0

Shareholders' equity:
  Preferred stock, $1.00 par value,
    authorized 50,000,000 shares;
    issued -- none..........................      -          -
  Common stock, $1.00 par value,
    authorized 200,000,000 shares;
    issued -- 69,003,840 shares<F1>
    at April 2, 1994 and 34,501,920
    at December 25, 1993....................     69.0       34.5
Capital surplus.............................    547.8      582.3
Retained earnings...........................    439.8      418.7
Treasury stock, 5,491,526 shares<F1> at
  April 2, 1994 and 2,595,387 shares
  at December 25, 1993, at cost.............   (123.5)     (93.0)
Unearned portion of restricted
  stock issued for future service...........     (0.8)      (1.0)
Cumulative foreign currency adjustments.....   (127.7)    (129.6)
                                             ---------  ---------
    Total shareholders' equity..............    804.6      811.9
                                             ---------  ---------

    Total liabilities and
      shareholders' equity.................. $2,095.9   $2,117.0
                                             =========  =========

<F1>  Reflects a 2-for-1 stock split declared on May 4, 1994.


See accompanying Notes to Condensed Consolidated Financial Statements
(Unaudited).

                                - 4 -

            PREMARK INTERNATIONAL, INC.
   CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                   (Unaudited)
                                              14 Weeks   13 Weeks
                                               Ended      Ended
                                              April 2,   March 27,
                                                1994       1993
                                              --------   --------
                                                 (In millions)
Cash flows from operating activities:
  Net income................................  $  37.8    $  24.0
  Adjustment to reconcile net income to
    net cash (used in) provided by
    operating activities:
      Depreciation and amortization.........     29.5       27.4
  Changes in assets and liabilities:
      Decrease in accounts
        and notes receivable................     24.6       25.4
      Increase in inventory.................    (29.8)     (16.4)
      Decrease in accounts payable
        and accrued liabilities.............    (48.6)     (21.9)
      Decrease in income taxes payable......     (5.4)      (5.4)
      Increase in deferred income taxes.....     (2.1)      (1.3)
  Other, net................................     (8.2)      (4.1)
                                              --------   --------
       Net cash (used in) provided by
         operating activities...............     (2.2)      27.7
                                              --------   --------

Cash flows from investing activities:
  Capital expenditures......................    (38.6)     (27.2)
  Other.....................................     (1.2)       0.4
                                              --------   --------
       Net cash used in
         investing activities...............    (39.8)     (26.8)
                                              --------   --------

Cash flows from financing activities:
  Net increase in short-term debt...........    182.1       14.5
  Repayment of long-term debt...............   (150.5)      (0.9)
  Proceeds from exercise of stock options...      5.4        1.0
  Purchase of treasury stock................    (38.3)       -
  Payment of dividends......................     (9.0)      (8.0)
                                              --------   --------
       Net cash (used in) provided by
         financing activities...............    (10.3)       6.6
                                              --------   --------

Effect of exchange rate changes on cash
  and cash equivalents......................     (1.1)      (2.8)
                                              --------   --------
Net (decrease) increase in
  cash and cash equivalents.................  $ (53.4)   $   4.7
                                              ========   ========

See accompanying Notes to Condensed Consolidated Financial Statements
(Unaudited).

                                - 5 -

                 PREMARK INTERNATIONAL, INC.
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (Unaudited)


Note 1:  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and changes in financial position in conformity with generally accepted accounting principles. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring items, necessary for a fair presentation of the financial position and results of operations. The results of operations of any interim period are not necessarily indicative of the results that may be expected for a full fiscal year.

The company's fiscal year ends on the last Saturday of December.
Fiscal 1994 will consist of 53 weeks compared to 52 weeks in 1993. As a result, the first quarter includes 14 weeks in 1994 compared with 13 weeks in 1993.


Note 2:  Inventories

     Inventories, by component, are summarized as follows (in millions):

                                     April 2,
                                       1994      December 25,
                                   (Unaudited)       1993
                                   -----------   -----------
Finished goods..................     $ 219.6       $ 196.8
Work in process.................        76.2          65.1
Raw materials and supplies......       176.9         179.3
                                     --------      --------
     Total inventories               $ 472.7       $ 441.2
                                     ========      ========

Note 3:  Subsequent Event

On May 4, 1994, the company's board of directors declared a 2-for-1 stock split to be effected in the form of a 100 percent stock dividend. The additional shares will be issued on July 5, 1994 to shareholders of record on June 16, 1994. All previously reported per share amounts have been restated to reflect the stock split.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the results of operations for the 14 weeks ended April 2, 1994, compared with the 13 weeks ended March 27, 1993, and changes in financial condition during the 14 weeks ended April 2, 1994. The current year's quarter includes 14 weeks because the company's fiscal year ends on the last Saturday of each calendar year and will include 53 weeks in 1994.

Net Sales

Net sales for the first quarter of 1994 were $801.6 million, an increase of 13.5 percent compared with net sales of $706.1 million in 1993. All units reported double digit percentage gains over last year, in part attributable to the extra week in 1994.

Costs and Expenses

Cost of products sold as a percentage of net sales was 51.3 percent for the first quarter of 1994 compared with 51.8 percent in 1993. The slight improvement reflects lower costs at Tupperware's international operations.

Delivery, sales and administrative expenses as a percentage of net sales were 41.3 percent in 1994, compared with 42.6 percent in the first quarter of 1993. The lower ratio in the 1994 quarter resulted from lower marketing expenses at the Food Equipment Group. Additionally, at Tupperware, lower selling expenses internationally and lower operating expenses worldwide were only partially offset by higher distribution costs in the United States.

Provision for Income Taxes

The effective tax rate was 27.2 percent for the first quarter of 1994, which is comparable with 28.0 percent for the first quarter of 1993, and 24.9 percent for the year ended December 25, 1993. The increase from 1993's full year rate primarily reflects the lower amount of available foreign tax credits. The company's effective tax rates have been below the statutory rates due to the strength of U.S. operating results, which has allowed the recognition of previously reserved assets for temporary differences, and the benefit of foreign tax credits.

Net Income

Net income increased 57.6 percent to $37.8 million, or 56 cents per share, in 1994 from $24.0 million, or 36 cents per share, in 1993, after reflecting the 2-for-1 stock split declared on May 4, 1994 (see
Note 3 to the financial statements). The improvement in 1994 reflects substantial increases in profitability at all units except Florida Tile. Tupperware accounted for almost half of the improvement with all major areas contributing, led by Asia Pacific. The Food Equipment Group also achieved substantially better results led by the performance of its domestic operations. Ralph Wilson Plastics reported record profit for the quarter, in spite of a higher provision for adhesive claims. West Bend and Precor also reported record results.

Segment results

Tupperware. Net sales for the first quarter of 1994 were $311.9 million, an increase of 13 percent from $275.2 million in 1993. The increase was driven by higher volume in all areas except Canada. Segment profit of $34.2 million rose 31.3 percent from $26.0 million last year. The profit improvement was due to significantly better results in Asia Pacific, continued improvement in Europe and Latin America, as well as in the United States. Tupperware's international operations accounted for 85 percent of the segment's sales and all of its segment profit.

Tupperware's European sales increased 4 percent to $154.1 million, and profits rose 6 percent. The sales improvement was led by Germany, the United Kingdom and Austria due to favorable volume resulting from continued growth of the sales force as well as higher selling prices, offset in part by unfavorable foreign exchange rates. The profit growth resulted from the higher sales along with lower administrative costs, partially offset by higher volume-related promotional expenses. Asia Pacific sales increased by 35 percent to $73.8 million, and segment profit grew substantially from 1993. The favorable sales comparison was driven by higher volume in Japan, Korea and some of the smaller markets which offset weaknesses in Australia, Thailand and the Philippines. The growth in sales, plus lower manufacturing and administrative expenses contributed to the profit improvement. In the U.S., sales for the quarter rose to $45.4 million from $42.0 million in 1993. The U.S. segment loss was $4.9 million, a $1.1 million improvement over 1993. The favorable comparison was a result of the higher volume being somewhat offset by higher distribution costs and an unfavorable product mix. Latin America sales rose 37 percent to $32.8 million, and segment profit grew significantly, primarily due to continued strength in Mexico. Canadian sales were $5.5 million, down 10 percent, due to a decrease in the productivity of the dealer force. Segment profit declined significantly due to the lower sales and higher promotional spending and operating costs.

Food Equipment Group. Net sales for the first quarter of 1994 were $256.2 million, an increase of 10 percent compared with $233.6 million in 1993. Segment profit was $11.0 million, significantly better than $6.6 million in 1993. International operations accounted for 38 percent of segment sales and 27 percent of segment profit for the quarter.

U.S. sales rose 16 percent to $161.4 million due to increases in all markets and across all product lines. Segment profit was almost double last year's due to the higher volume and nominal price increases. European sales of $84.4 million were essentially even with last year's sales of $83.3 million as improvement in the United Kingdom was mostly offset by continued weakness in Germany and France and unfavorable foreign exchange rates. Profits, however, rose 35 percent as the small increase in sales plus savings due to a reduction in the work force more than offset the impact of product discounting. Canadian sales declined slightly, due to unfavorable foreign exchange, but segment profit dropped significantly due to lower production levels.

Consumer and Decorative Products. Net sales were $233.5 million for the first quarter of 1994, an increase of 18 percent compared with $197.3 million in 1993. Segment profit was $17.6 million, a 50 percent increase from $11.7 million in 1993.

The sales improvement was due to volume increases at all units, as well as favorable pricing at Ralph Wilson Plastics and Tibbals. Higher segment profit was driven by improvements at all units except Florida Tile. Ralph Wilson Plastics' segment profit was a record, increasing significantly on improved volume and pricing as well as lower manufacturing costs, all of which were only partially offset by higher adhesive claims costs and other operating expenses. The provision for adhesive claims was $6.0 million in the 1994 quarter compared with $1.4 million in the first quarter of 1993. The company continues to evaluate adhesive claims, and has recorded reserves associated with the issue. However, the company has not been able to predict the aggregate cost associated with the claims, and the reserves are subject to revision based on an ongoing review of new claims data. Charges could continue during the remainder of 1994 and beyond. At Tibbals, improved operating efficiencies as well as the
increased sales drove the profit improvement.   Florida Tile, despite
higher volume, saw profits decline substantially due to higher manufacturing costs as well as increased sales, marketing and administrative expenses.

West Bend achieved record segment profit from higher volume, including especially strong sales of its bread maker. The sole domestic supplier of one of the primary raw materials used by West Bend to produce its premiere cookware lines is involved in a labor dispute.
To date, this situation has not disrupted West Bend's production or ability to fill customer orders, however it could do so in the future if the dispute remains unresolved. West Bend is considering other sources of supply and other alternatives to meet its needs. The company does not expect this matter to materially affect its results of operations, financial condition or cash flows. Precor also had record-setting profits, reflecting strong treadmill demand.

Financial Condition

Net cash used in operating activities was $2.2 million in the first quarter of 1994 compared with $27.7 million of net cash provided by operating activities in the first quarter of 1993. The decrease was due to an increase in the level of net inventories and the timing of accounts payable disbursements. The increased levels of inventories are to support the higher sales levels. Also, at Tupperware inventories increased due to an expanded product line with more new colors, increased levels of purchased product, mixed results associated with some of the holiday promotions and more product to improve service levels.

Net cash used in investing activities, mainly for capital expenditures, was $39.8 million and $26.8 million in the first quarter of 1994 and 1993, respectively. Net cash used in financing activities was $10.3 million in the first quarter of 1994 compared with net cash provided of $6.6 million in 1993's first quarter. The variation in net cash flows associated with financing activities reflects outflows for repurchases of the company's common stock under its repurchase plan. Partially offsetting this outflow was an increase in debt levels to finance the higher level of working capital. On February 1, 1994, the company called its $150 million 8 3/8% notes, which had a stated maturity date in 1997. The redemption was funded through available cash and the issuance of commercial paper at more favorable rates.

The total debt-to-capital ratio as of the end of the first quarter of 1994 was 29.9 percent, slightly lower than the 30.3 percent at the end of the first quarter of 1993, but higher than the 27.7 percent ratio as of December 25, 1993, as a result of the higher level of borrowings. Working capital as of April 2, 1994 decreased by $31.5 million from December 25, 1993 as decreases in cash and receivables and an increase in short-term borrowings was only partially offset by an increase in inventories and a decrease in accounts payable.

As of April 2, 1994, unused lines of credit were approximately $298 million, including $99 million under a $250 million unsecured revolving credit facility which expires in May, 1995. Future cash flows, lines of credit and other short-term financing are expected to be adequate to fund operating and investment requirements.

On May 4, 1994, the company's board of directors declared a 2-for-1 stock split to be effected in the form of a 100 percent stock dividend. Additionally, the company's quarterly cash dividend rate was increased by 43 percent to 40 cents per share on a pre-split basis. On an annualized after-split basis, the new cash dividend rate is 80 cents per share. The stock split will be effected and the new dividend will be paid on July 5, 1994, to shareholders of record on June 16, 1994.

From the beginning of the current fiscal year through April 2 and May 4, 1994, respectively, on a post-split basis, the company repurchased 973,600 and 1,040,600 shares, at an average cost of $41 and $40 per share, under its repurchase plan announced in May 1993. Under the plan, the company is purchasing up to six million of its shares of common stock, also on a post-split basis, over five years, with volume and timing dependent on market conditions, in order to minimize the fluctuation in the number of shares outstanding resulting from the exercise of employee stock options.


                        PART II

                   OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K

         (a)   Exhibits (numbered in accordance with Item 601 of
               Regulation S-K)

               (11) A statement of computation of per share earnings is filed as an exhibit to this Report.

         (b)   Reports on Form 8-K

               No reports on Form 8-K have been filed by the Registrant during the quarter for which this Report is filed.

                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       PREMARK INTERNATIONAL, INC.




                                       By:  John M. Costigan
                                           Senior Vice President,
                                       General Counsel and Secretary




                                       By:  Lawrence B. Skatoff
                                          Senior Vice President and
                                           Chief Financial Officer





Deerfield, Illinois

May 12, 1994