Form 10-Q
period 1994-07-02
PREMARK INTERNATIONAL INC
filed 1994-08-15
CIK 800575

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549
                             FORM 10-Q

(Mark One)

   [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

                For the 27 weeks ended July 2, 1994

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

As of August 11, 1994, 63,683,851 shares of the Common Stock,
$1.00 par value, of the Registrant were outstanding.

                         PART I
                  FINANCIAL INFORMATION

Item 1. Financial Statements

    a)  Financial Statements of Registrant

                                                           Page
        Index                                             Number

        Condensed Consolidated Statement of Income
        (Unaudited) for the 13 week periods ended
        July 2, 1994 and June 26, 1993...................    2

        Condensed Consolidated Statement of Income
        (Unaudited) for the 27 week period ended
        July 2, 1994 and the 26 week period ended
        June 26, 1993....................................    3

        Condensed Consolidated Balance Sheet
        as of July 2, 1994 (Unaudited) and
        December 25, 1993................................    4

        Condensed Consolidated Statement of Cash Flows
        (Unaudited) for the 27 weeks ended
        July 2, 1994 and the 26 weeks ended
        June 26, 1993....................................    6

        Notes to Condensed Consolidated
        Financial Statements (Unaudited).................    7

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

                   PREMARK INTERNATIONAL, INC.
           CONDENSED CONSOLIDATED STATEMENT OF INCOME
                           (Unaudited)

                                               13 Weeks  13 Weeks
                                                 Ended    Ended
                                                July 2,  June 26,
                                                 1994      1993
(In millions, except per share data)           --------  --------

Net sales...................................   $ 831.3   $ 763.2
                                               --------  --------
Costs and expenses:
  Cost of products sold......................    428.6     388.5
  Delivery, sales and administrative expense.    320.2     311.4
  Interest expense...........................      6.0       7.7
  Interest income............................     (1.4)     (1.5)
  Other (income) expense, net................     (0.3)      1.4
                                               --------  --------
     Total costs and expenses................    753.1     707.5
                                               --------  --------

Income before income taxes...................     78.2      55.7
Provision for income taxes...................     21.3      14.7
                                               --------  --------

Net income...................................     56.9      41.0
Retained earnings, beginning of period.......    439.8     302.8
Cash dividends declared......................    (12.7)     (8.0)
Cost of treasury stock issued in excess
  of option exercise proceeds................     (1.1)      -
                                               --------  --------
Retained earnings, end of period.............  $ 482.9   $ 335.8
                                               ========  ========

Net income per common and
  common equivalent share<F1>................  $  0.86   $  0.61
                                               ========  ========

Average number of
  common shares outstanding<F1>..............     66.3      67.1
                                               ========  ========

Dividends declared per common share<F1>......  $  0.20   $  0.14
                                               ========  ========

<F1>  All share-related amounts reflect a 2-for-1 stock split declared on May 4, 1994.

See accompanying Notes to Condensed Consolidated Financial
Statements (Unaudited).

                   PREMARK INTERNATIONAL, INC.
           CONDENSED CONSOLIDATED STATEMENT OF INCOME
                           (Unaudited)

                                            27 Weeks   26 Weeks
                                              Ended      Ended
                                             July 2,   June 26,
                                               1994      1993
(In millions, except per share data)        ---------  ---------

Net sales.................................  $1,632.9   $1,469.3
                                            ---------  ---------
Costs and expenses:
  Cost of products sold...................     840.2      754.0
  Delivery, sales and
    administrative expense................     651.3      612.1
  Interest expense........................      12.3       15.2
  Interest income.........................      (2.9)      (3.0)
  Other expense, net......................       1.9        2.0
                                            ---------  ---------
     Total costs and expenses.............   1,502.8    1,380.3
                                            ---------  ---------

Income before income taxes................     130.1       89.0
Provision for income taxes................      35.4       24.0
                                            ---------  ---------
Net income................................      94.7       65.0
Retained earnings, beginning of period....     418.7      286.8
Cash dividends declared...................     (21.6)     (16.0)
Cost of treasury stock issued
  in excess of option exercise proceeds...      (8.9)       -
                                            ---------  ---------
Retained earnings, end of period..........  $  482.9   $  335.8
                                            =========  =========

Net income per common
  and common equivalent share<F1>.........  $   1.42    $  0.97
                                            =========   ========

Average number of common shares
  outstanding<F1>.........................      66.6       66.7
                                            =========   ========

Dividends declared per common share<F1>...  $   0.34    $ 0.265
                                            =========   ========

<F1>  All share-related amounts reflect a 2-for-1 stock split declared on May 4, 1994.

See accompanying Notes to Condensed Consolidated Financial
Statements (Unaudited).

                   PREMARK INTERNATIONAL, INC.
              CONDENSED CONSOLIDATED BALANCE SHEET
                             ASSETS

                                          July 2,
                                           1994      December 25,
                                        (Unaudited)      1993
(In millions)                            ---------     ---------

Cash and cash equivalents............    $   98.2      $  140.0

Accounts and notes receivable........       478.3         471.5
  Less allowances for
    doubtful accounts................       (41.4)        (37.1)
                                         ---------     ---------
                                            436.9         434.4

Inventories..........................       507.6         441.2
Deferred income tax benefits.........        95.0          96.3
Prepaid expenses.....................        34.8          27.5
                                         ---------     ---------
  Total current assets...............     1,172.5       1,139.4
                                         ---------     ---------

Investments, long-term receivables
  and deferred charges...............       161.5         152.8
  Less allowances for
    doubtful accounts................       (28.3)        (29.0)
                                         ---------     ---------
                                            133.2         123.8

Property, plant and equipment........     1,688.1       1,606.4
  Less accumulated depreciation......      (990.2)       (934.9)
                                         ---------     ---------
                                            697.9         671.5

Intangibles, less accumulated
  amortization.......................       183.7         182.3
                                         ---------     ---------

Total assets.........................    $2,187.3      $2,117.0
                                         =========     =========

See accompanying Notes to Condensed Consolidated Financial
Statements (Unaudited).

                   PREMARK INTERNATIONAL, INC.
              CONDENSED CONSOLIDATED BALANCE SHEET
              LIABILITIES AND SHAREHOLDERS' EQUITY

                                           July 2,
                                            1994     December 25,
                                        (Unaudited)      1993
(In millions)                             ---------     --------


Accounts payable.....................    $  164.1       $  194.4
Short-term borrowings and current
  portion of long-term debt..........       170.9          143.4
Accrued liabilities..................       568.0          549.8
                                         ---------      ---------
  Total current liabilities..........       903.0          887.6
                                         ---------      ---------

Long-term debt.......................       167.9          168.0
Accrued postretirement
  benefit cost.......................       147.4          144.5
Deferred income taxes................        10.4            9.0
Other liabilities....................       101.2           96.0

Shareholders' equity:
  Preferred stock, $1.00 par value,
    authorized 50,000,000 shares;
    issued -- none...................          -             -
  Common stock, $1.00 par value,
    authorized 200,000,000 shares;
    issued -- 69,003,840 shares<F1>
    at July 2, 1994, and 34,501,920
    at December 25, 1993.............         69.0          34.5
  Capital surplus....................        547.8         582.3
  Retained earnings..................        482.9         418.7
  Treasury stock, 5,468,470 shares<F1>
    at July 2, 1994, and 2,595,387
    shares at December 25, 1993,
    at cost..........................       (123.9)        (93.0)
  Unearned portion of restricted
    stock issued for future service..         (0.6)         (1.0)
  Cumulative foreign currency
    adjustments......................       (117.8)       (129.6)
                                          ---------     ---------
  Total shareholders' equity.........        857.4         811.9
                                          ---------     ---------
  Total liabilities and
    shareholders' equity.............     $2,187.3      $2,117.0
                                          =========     =========

<F1>  Reflects a 2-for-1 stock split declared on May 4, 1994.

See accompanying Notes to Condensed Consolidated Financial
Statements (Unaudited).

                   PREMARK INTERNATIONAL, INC.
         CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Unaudited)

                                             27 Weeks   26 Weeks
                                               Ended      Ended
                                              July 2,   June 26,
                                                1994      1993
(In millions)                                ---------  ---------

Cash flows from operating activities:
  Net income.........................         $  94.7    $  65.0
  Adjustment to reconcile net
    income to net cash provided
    by operating activities:
      Depreciation and amortization..            59.2       54.4
  Changes in assets and liabilities:
      Decrease in accounts
        and notes receivable.........             4.1       13.9
      Increase in inventory..........           (52.4)     (37.7)
      Decrease in accounts payable
        and accrued liabilities......           (26.9)     (11.4)
      Increase (decrease) in
        income taxes payable.........             0.7       (3.9)
      Increase in deferred
        income taxes.................            (3.3)      (1.8)
  Other..............................            (9.0)       0.9
                                              --------   --------
    Net cash provided by
        operating activities.........            67.1       79.4
                                              --------   --------
Cash flows from investing activities:
  Capital expenditures...............           (70.9)     (58.8)
  Other..............................            (7.5)      (0.9)
                                              --------   --------
    Net cash used in
        investing activities.........           (78.4)     (59.7)
                                              --------   --------
Cash flows from financing activities:
  Net increase in short-term debt....           176.1        5.2
  Repayment of long-term debt........          (150.6)      (1.8)
  Proceeds from exercise of
    stock options....................             6.3        3.1
  Purchase of treasury stock.........           (45.3)      (2.1)
  Payment of dividends...............           (17.9)     (15.9)
                                              --------   --------
    Net cash used in
        financing activities.........           (31.4)     (11.5)
                                              --------   --------
Effect of exchange rate changes on
  cash and cash equivalents..........             0.9       (5.0)
                                              --------   --------
Net (decrease) increase in cash
  and cash equivalents...............         $ (41.8)   $   3.2
                                              ========   ========

See accompanying Notes to Condensed Consolidated Financial
Statements (Unaudited).

                 PREMARK INTERNATIONAL, INC.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (Unaudited)


Note 1:  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and changes in financial position in conformity with generally accepted accounting principles. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring items, necessary for a fair presentation of financial position and results of operations. The results of operations of any interim period are not necessarily indicative of the results that may be expected for a full fiscal year.

Premark's (the Company) fiscal year ends on the last Saturday of December. Fiscal 1994 will consist of 53 weeks compared with 52 weeks in 1993. As a result, the first half includes 27 weeks in 1994 compared with 26 weeks in 1993.


Note 2:  Inventories

Inventories, by component, are summarized as follows (in millions):

                                     July 2,
                                      1994     December 25,
                                  (Unaudited)      1993
                                    --------     --------
Finished goods....................  $ 251.9      $ 196.8
Work in process...................     74.2         65.1
Raw materials and supplies........    181.5        179.3
                                    --------     --------
    Total inventories.............  $ 507.6      $ 441.2
                                    ========     ========


Note 3:  Stock Split

On May 4, 1994, the Company's board of directors declared a 2-for-1 stock split which was effected in the form of a 100 percent stock dividend issued to shareholders of record on June 16, 1994. All previously reported per share amounts have been restated to reflect the stock split.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

The following is a discussion of the results of operations for the 13 weeks and 27 weeks ended July 2, 1994, compared with the 13 weeks and 26 weeks ended June 26, 1993, and changes in financial condition during the 27 weeks ended July 2, 1994. The current year's first half includes 27 weeks because the Company's fiscal year ends on the last Saturday of each calendar year and will include 53 weeks in 1994.

Net Sales

Net sales for the second quarter of 1994 were $831.3 million, an increase of nearly 9 percent compared with net sales of $763.2 million in 1993. Net sales for the first half of 1994 were $1.6 billion, an improvement of more than 11 percent compared with $1.5 billion in 1993. All segments generated increases in both the second quarter and first half of 1994.

Costs and Expenses

Cost of products sold as a percentage of net sales was 51.6
percent for the second quarter of 1994 compared with 50.9 percent for the second quarter of 1993. For the first six months, the rates in 1994 and 1993 were comparable. The increase in the quarter was due to lower capacity utilization at Tupperware U.S. and manufacturing inefficiencies at Florida Tile.

Delivery, sales and administrative expense as a percentage of net sales decreased in the second quarter of 1994 to 38.5 percent from 40.8 percent in the same period last year. For the six months, the rate declined from 41.7 percent in 1993 to 39.9 percent in 1994. The lower ratio for both the quarter and the first half in 1994 resulted from lower marketing expenses at the Food Equipment Group. Additionally, at Tupperware, lower promotional expenses were only partially offset by higher distribution costs in the United States and Asia Pacific.

Provision for Income Taxes

The effective tax rate for both the second quarter and first half of 1994 was 27.2 percent compared with 26.4 percent and 27.0 percent, respectively, for 1993. For the year ended December 25, 1993, the rate was 24.9 percent. The increase from 1993's full year rate primarily reflects the lower amount of available foreign tax credits. The Company's effective tax rates have been below the statutory rates due to the strength of U.S. operating results, which has allowed the recognition of previously reserved assets for temporary differences, and the benefit of foreign tax credits.

Net Income

Net income for the second quarter of 1994 rose 39 percent to $57 million, or 86 cents per share, from $41.0 million, or 61 cents per share, in 1993, after reflecting the 2-for-1 stock split declared on May 4, 1994. For the first six months of 1994, net income was $94.7 million, or $1.42 per share, a 46 percent increase from $65.0 million, or 97 cents per share. The improvements for both the second quarter and first half reflect substantial increases in profitability at all units except Florida Tile. Tupperware accounted for almost half of the improvements, led by Asia Pacific. Tupperware's European and U.S. operations also contributed to the increases. The Food Equipment Group also achieved substantially better results led by the performance of its domestic operations. Ralph Wilson Plastics reported significant growth in spite of continuing provisions for adhesive claims, and West Bend reported record results.

Segment results

Tupperware

Net sales for the second quarter of 1994 were $330.8 million, an increase of 5 percent from $316.3 million in 1993. The growth was driven primarily by an increase in volume in Asia Pacific. For the first half, net sales increased 9 percent from $591.5 million in 1993 to $642.7 million in 1994. The increase was due to improvement in Asia Pacific, Latin America and Europe, offset in part by unfavorable foreign exchange rates, especially in Europe, as well as lower sales in the U.S. Tupperware's international operations accounted for 81 percent of its segment sales for the second quarter and 83 percent for the first half of 1994.

Segment profit for the second quarter of 1994 was $54.6 million, a 20 percent improvement over $45.4 million last year. For the first half of 1994, segment profit was $88.8 million, an increase of 24 percent from $71.4 million in 1993. The profit increases for both the second quarter and first half were from significantly better results in Asia Pacific and continued improvement in Europe and the United States. Tupperware's international operations accounted for 86 percent of its segment profit for the second quarter and 98 percent for the first half of 1994.

For the quarter, Tupperware's European sales increased 2 percent to $136.4 million and profits rose 6 percent. The sales improvement was led by Scandinavia, France, Austria and Italy, due to favorable volume resulting from continued growth of the sales force as well as higher selling prices. The profit growth resulted from the higher sales along with lower promotional expenses, primarily in Germany. Asia Pacific sales increased 26 percent to $89.1 million, and segment profit more than doubled from 1993. The favorable sales comparison was driven principally by higher volume in Japan, although Korea, the Philippines and some of the smaller markets also showed increases. Part of the increase in Japan reflected the benefit of a change in the timing of a major annual promotional program, which was held in the second quarter this year versus the third quarter in 1993. The growth in sales plus lower manufacturing expenses more than offset higher volume related promotional and warehousing costs. In the U.S., sales for the quarter declined to $64.3 million from $70.4 million in 1993. The sales decline reflects mixed results with promotional experiments undertaken during the quarter and a less productive sales force. Segment profit of $8.0 million was a $0.7 million improvement over 1993. Profit increased, despite the lower sales, due to lower promotional costs and continued restructuring savings. Latin America sales for the quarter rose 2 percent to $33.2 million, primarily due to higher volume in Mexico. Segment profit, however, declined significantly due to higher operating expenses overall and foreign exchange losses in Brazil. Canadian sales were $6.8 million, down 6 percent on a decline in the number of active dealers. Segment profit declined significantly due to the lower sales.

For the first half, Tupperware Europe reported modest increases in sales and segment profit. However, before considering the negative impact of foreign exchange rates, the region had strong sales and segment profit increases. The segment profit increase resulted primarily from gains in Germany and Scandinavia that outweighed poor results in the United Kingdom. Asia Pacific's sales and segent profit showed significant improvement with particular strength in Japan and Korea. Despite a slight decrease in sales, U.S. segment profit rose by $1.8 million to $3.1 million in 1994, due to lower promotional costs and savings from the 1992 restructuring. While Latin America's sales rose significantly due to strength in Mexico, profits declined modestly due to higher operating expenses overall and the negative effect of foreign exchange in Brazil. Canada's segment profit declined significantly due to somewhat lower sales and higher promotional and other operating expenses.

Food Equipment Group

Net sales for the second quarter of 1994 were $275.1 million, an increase of 9 percent compared with $251.9 million in 1993. For the first half, net sales also increased 9 percent from $485.5 million in 1993 to $531.3 million in 1994. The increases in both periods were the result of significantly higher volume in the U.S. International operations accounted for 39 percent of segment sales in both the second quarter and first half.

For the second quarter, segment profit of $18.0 million was significantly higher than 1993's $10.8 million, primarily due to the higher sales in the U.S. and lower expenses in Europe as a result of the reduction in the work force last year. For similar reasons, first half segment profit grew to $29.0 million from $17.4 million in 1993. International operations accounted for 28 percent of segment profit for both the second quarter and first half.

U.S. sales rose 15 percent for both the second quarter and first half due to increases in all markets and across all product lines. Segment profit increased significantly, by 68 percent and 78 percent, respectively, over the second quarter and first half of last year, due to higher volume and nominal price increases. In May 1994, a $23 million verdict was entered against one of the domestic Food Equipment Group companies in a product liability lawsuit following a jury trial. The Company does not believe the verdict to be justified, and is vigorously pursuing post trial motions and will appeal the verdict if necessary. Although the ultimate outcome is uncertain, the Company does not expect the final resolution of this matter to have any material effect on its financial condition or results of operations.

European sales were essentially even with last year's amounts for both the quarter and first half, as improvements in the United Kingdom and Italy were mostly offset by continued weakness in Germany and France. Profits, however, rose 59 percent for the quarter and 47 percent for the half due to savings resulting from the reduction in the work force, which more than offset the impact of product discounting. In Canada in the second quarter, sales rose modestly, but segment profit increased significantly, from a low base, due to the higher sales. For the first half, Canadian sales were essentially even, due to unfavorable foreign exchange rates. Segment profit dropped significantly due to lower production levels in the first quarter.

Consumer and Decorative Products

Net sales were $225.4 million for the second quarter of 1994, an increase of 16 percent compared with $195.0 million in 1993. For the first half, sales grew 17 percent from $392.3 million in 1993 to $458.9 million in 1994. Segment profit for the second quarter was $16.9 million, a 50 percent increase from $11.3 million in 1993. For the first half, segment profit also improved 50 percent from $23.0 million in 1993 to $34.5 million in 1994.

The sales growth for both the second quarter and first half resulted from double digit increases at all units. Higher segment profit for both periods was driven by improvements at all units except Florida Tile. Ralph Wilson Plastics' segment profit increased significantly for both the quarter and first half from the effect of record volume and lower manufacturing costs, which was only partially offset by higher operating expenses and increased adhesive claims costs. The provision for adhesive claims was $6.0 million and $12.0 for the second quarter and first half, respectively, versus $5.1 million and $6.5 million, respectively, for the same periods in 1993. The Company continues to evaluate adhesive claims, and has recorded reserves associated with the issue. In addition, the Company is negotiating with its insurance carriers over the amount of coverage. The potential benefit of such recoveries has not been quantified. Overall, however, the Company has not been able to predict its aggregate cost associated with the claims, and its reserves are subject to revision based on an ongoing review of new claims data. Charges could continue during the remainder of 1994 and beyond.

At Hartco, increased sales volume drove profit growth for both the second quarter and first half. Florida Tile, despite higher volume, saw profits decline substantially for both the second quarter and first half due to manufacturing inefficiencies and higher selling, promotional and systems costs.

West Bend achieved record segment profit for both the second quarter and first half from higher volume, including especially strong sales of its bread makers. A labor dispute at the sole domestic supplier of one of the primary raw materials used in West Bend's premiere cookware lines was resolved in the second quarter. Although the dispute caused some disruption in West Bend's supply, there was no significant effect on the Company's results, and the current supply of raw materials is adequate.

Precor generated a strong sales increase for the quarter and significant growth in the first half, driven by strong treadmill demand. A small segment loss for the quarter was a significant improvement over last year. For the first half, Precor's segment profit was significantly higher than the previous year's, also from increased sales.

Financial Condition

Net cash provided by operating activities amounted to $67.1 million for the first half of 1994, compared with $79.4 million in the first half of 1993. The decrease was due to a higher level of net inventories and the timing of accounts payable disbursements. The increased levels of inventories are to support higher sales levels. Also, at Tupperware, inventories increased due to an expanded product line, increased levels of purchased product, mixed results associated with certain promotions and the desire to improve service levels.

Net cash used in investing activities, mainly for capital expenditures, was $78.4 million and $59.7 million in the first half of 1994 and of 1993, respectively. In addition to capital expenditures, in 1994 the Company made two small acquisitions which required $6.1 million in cash, while in 1993 a small subsidiary was sold. Net cash used in financing activities was $31.4 million in the first half of 1994 compared with $11.5 million in the first half of 1993. The variation in net cash flows associated with financing activities reflects outflows for repurchases of the Company's common stock under its repurchase plan. Partially offsetting these outflows was an increase in debt levels to finance the higher level of working capital. On February 1, 1994, the Company called its $150 million 8 3/8% notes, which had a stated maturity date in 1997. The redemption was funded through available cash and the issuance of commercial paper at more favorable rates.

The total debt-to-capital ratio as of the end of the second quarter of 1994 was 28.3 percent, slightly lower than the 28.9 percent at the end of the second quarter of 1993, but slightly higher than the 27.7 percent ratio as of December 25, 1993, as a result of the higher level of borrowings. Working capital as of July 2, 1994, increased by $17.7 million from December 25, 1993, as decreases in cash and increases in short-term borrowings and accrued liabilities were more than offset by an increase in inventories and a decrease in accounts payable.

In June 1994, the Company entered into a new $250 million revolving credit facility with a group of banks. The new agreement expires in May 1999, and replaces the Company's existing facility for the same amount which was to expire in May 1995. As of July 2, 1994, unused lines of credit were approximately $353 million, including $149 million under the revolver. Future cash flows, lines of credit and other short-term financing are expected to be adequate to fund operating and investment requirements.

On May 4, 1994, the Company's board of directors declared a 2-for-1 stock split which was effected in the form of a 100 percent stock dividend to shareholders of record on June 16, 1994.

Under its repurchase plan announced in 1993, the Company is purchasing up to 6,000,000 of its shares of common stock, on a post-split basis, over five years with volume and timing dependent on market conditions. Since the inception of the plan through July 2 and August 10, 1994, the Company has purchased 2,179,400 shares at an average cost of $37 per share, also on a post-split basis. Of the total, 1,040,600 shares at an average cost of $40 per share have been purchased in fiscal 1994.

                              PART II

                        OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

The 1994 annual meeting of shareholders of the Registrant occurred on May 4, 1994. The following matters were voted upon at the meeting: the election as a director of the Registrant of each of Clifford J. Grum, Bob Marbut, David R. Parker and James
M. Ringler; the ratification of the appointment of Price Waterhouse as independent auditors of the Registrant; the approval of the Premark International Inc. 1994 Incentive Plan; and the approval of the Material Terms of Performance-Based Incentives. The results of the voting were as follows:

                                Votes
                   Votes        Against/               Broker
Matter Voted       For          Withheld*  Abstained   Non-Votes

Election of
Clifford J. Grum   27,741,515     140,362        N/A           0

Election of
Bob Marbut         27,746,464     135,413        N/A           0

Election of
David R. Parker    27,744,885     136,992        N/A           0

Election of
James M. Ringler   27,737,670     144,207        N/A           0

Approval of
Price Waterhouse   27,777,088      48,583     56,206           0

Approval of
1994 Incentive
Plan               20,847,426   4,368,544    232,620   2,433,287

Approval of
Material Terms of
Performance-Based
Incentives         26,351,640   1,294,401    217,845      17,991

*Numbers shown for Director elections are votes withheld. For other matters voted upon, numbers shown are votes against.

In addition to the directors elected at the meeting, the directors of the Registrant whose terms of office continued after the meeting are: Warren L. Batts, William O. Bourke, Ruth
M. Davis, Lloyd C. Elam, Joseph E. Luecke, John B. McKinnon,
Robert M. Price and Janice D. Stoney.


Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits (numbered in accordance with Item 601 of
         Regulation S-K)


         (10)  $250,000,000 Credit Agreement dated as of
               June 15, 1994, is filed as an exhibit to this Report.

         (11) A statement of computation of per share earnings is filed as an exhibit to this Report.

     (b)  Reports on Form 8-K

          During the quarter, the Registrant filed the following current report on Form 8-K:

          Dated May 4, 1994, regarding the board of directors' declaration of a two-for-one stock split.

                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 PREMARK INTERNATIONAL, INC.



                                 By:     John M. Costigan
                                     ------------------------
                                    Senior Vice President,
                                General Counsel and Secretary




                                 By:    Lawrence B. Skatoff
                                     ------------------------
                                   Senior Vice President and
                                    Chief Financial Officer




Deerfield, Illinois
August 11, 1994

                      EXHIBIT INDEX


Exhibit No.              Description

(10)           $250,000,000 Credit Agreement
               dated as of June 15, 1994, is
               filed as an exhibit to this
               Report.

(11)           A statement of the computation
               of per share earnings is filed
               as an exhibit to this Report.