Form 10-Q
period 1994-10-01
PREMARK INTERNATIONAL INC
filed 1994-11-14
CIK 800575

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549
                             FORM 10-Q

(Mark One)

   [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

                For the 40 weeks ended October 1, 1994


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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                     Yes___X___  No_______

As of November 11, 1994, 63,922,596 shares of the Common Stock,
$1.00 par value, of the Registrant were outstanding.

                            PART I
                     FINANCIAL INFORMATION

Item 1. Financial Statements

    a)  Financial Statements of Registrant

                                                           Page
        Index                                             Number

        Condensed Consolidated Statement of Income
        (Unaudited) for the 13 week periods ended
        October 1, 1994 and September 25, 1993...........    2

        Condensed Consolidated Statement of Income
        (Unaudited) for the 40 week period ended
        October 1, 1994 and the 39 week period
        ended September 25, 1993.........................    3

        Condensed Consolidated Balance Sheet
        (Unaudited) as of October 1, 1994 and
        December 25, 1993................................    4

        Condensed Consolidated Statement of Cash Flows
        (Unaudited) for the 40 week period ended
        October 1, 1994 and the 39 week period
        ended September 25, 1993.........................    6

        Notes to Condensed Consolidated
        Financial Statements (Unaudited).................    7

The condensed consolidated financial statements of the Registrant included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Annual Report on Form 10-K of the Registrant for its fiscal year ended December 25, 1993.

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

                   PREMARK INTERNATIONAL, INC.
          CONDENSED CONSOLIDATED STATEMENT OF INCOME
                           (Unaudited)

                                                 13 Weeks Ended
                                               ------------------
                                               Oct. 1,  Sept. 25,
                                                 1994      1993
(In millions, except per share data)           --------  --------

Net sales....................................  $ 824.3   $ 744.8
                                               --------  --------

Costs and expenses:
  Cost of products sold......................    436.7     395.3
  Delivery, sales and administrative expense.    326.9     302.0
  Interest expense...........................      6.1       8.6
  Interest income............................     (1.2)     (1.3)
  Other expense (income), net................      0.2      (1.3)
                                               --------  --------
     Total costs and expenses................    768.7     703.3
                                               --------  --------

Income before income taxes...................     55.6      41.5
Provision for income taxes...................     14.7       8.6
                                               --------  --------

Net income...................................     40.9      32.9
Retained earnings, beginning of period.......    482.9     335.8
Cash dividends declared......................    (12.7)     (9.8)
Cost of treasury stock issued
  in excess of option exercise proceeds......     (2.9)      -
                                               --------  --------
Retained earnings, end of period.............  $ 508.2   $ 358.9
                                               ========  ========

Net income per common and
  common equivalent share<F1>................  $  0.62   $  0.49
                                               ========  ========

Average number of common and common
  equivalent shares outstanding<F1>..........     66.4      67.4
                                               ========  ========

Dividends declared per common share<F1>......  $  0.20   $  0.14
                                               ========  ========

<F1>  All share-related amounts reflect a 2-for-1 stock split declared on May 4, 1994.

See accompanying Notes to Condensed Consolidated Financial
Statements (Unaudited).

                   PREMARK INTERNATIONAL, INC.
           CONDENSED CONSOLIDATED STATEMENT OF INCOME
                           (Unaudited)

                                             40 Weeks   39 Weeks
                                               Ended      Ended
                                              Oct. 1,   Sept. 25,
                                                1994      1993
(In millions, except per share data)         ---------  ---------

Net sales................................... $2,457.2   $2,214.1
                                             ---------  ---------

Costs and expenses:
  Cost of products sold...................... 1,276.9    1,149.3
  Delivery, sales and administrative expense.   978.2      914.1
  Interest expense...........................    18.4       23.8
  Interest income............................    (4.1)      (4.3)
  Other expense, net.........................     2.1        0.7
                                             ---------  ---------
     Total costs and expenses................ 2,271.5    2,083.6
                                             ---------  ---------

Income before income taxes...................   185.7      130.5
Provision for income taxes...................    50.1       32.6
                                             ---------  ---------

Net income...................................   135.6       97.9
Retained earnings, beginning of period.......   418.7      286.8
Cash dividends declared......................   (34.3)     (25.8)
Cost of treasury stock issued
  in excess of option exercise proceeds......   (11.8)       -
                                             ---------  ---------
Retained earnings, end of period.............$  508.2   $  358.9
                                             =========  =========

Net income per common and
  common equivalent share<F1>................$   2.04   $   1.46
                                             =========  =========

Average number of common and common
  equivalent shares outstanding<F1>..........    66.5       66.9
                                             =========  =========

Dividends declared per common share<F1>......$   0.54   $  0.405
                                             =========  =========

<F1>  All share-related amounts reflect a 2-for-1 stock split declared on May 4, 1994.

See accompanying Notes to Condensed Consolidated Financial
Statements (Unaudited).

                   PREMARK INTERNATIONAL, INC.
              CONDENSED CONSOLIDATED BALANCE SHEET
                             ASSETS
                           (Unaudited)

                                             Oct. 1,    Dec. 25,
                                              1994        1993
(In millions)                               ---------  ---------

Cash and cash equivalents............       $   61.4   $  140.0

Accounts and notes receivable........          507.9      471.5
  Less allowances for
    doubtful accounts................          (43.6)     (37.1)
                                            ---------  ---------
                                               464.3      434.4

Inventories..........................          527.5      441.2
Deferred income tax benefits.........           95.4       96.3
Prepaid expenses.....................           66.0       27.5
                                            ---------  ---------
  Total current assets...............        1,214.6    1,139.4
                                            ---------  ---------

Investments, long-term receivables
  and deferred charges...............          168.0      152.8
  Less allowances for
    doubtful accounts................          (27.4)     (29.0)
                                            ---------  ---------
                                               140.6      123.8

Property, plant and equipment........        1,721.4    1,606.4
  Less accumulated depreciation......       (1,021.6)    (934.9)
                                            ---------  ---------
                                               699.8      671.5

Intangibles, less accumulated
  amortization.......................          182.2      182.3
                                            ---------  ---------

Total assets.........................       $2,237.2   $2,117.0
                                            =========  =========

See accompanying Notes to Condensed Consolidated Financial
Statements (Unaudited).

                   PREMARK INTERNATIONAL, INC.
              CONDENSED CONSOLIDATED BALANCE SHEET
              LIABILITIES AND SHAREHOLDERS' EQUITY
                           (Unaudited)

                                              Oct. 1,   Dec. 25,
                                               1994       1993
(In millions)                                ---------  --------

Accounts payable.....................        $  166.9   $  194.4
Short-term borrowings and current
  portion of long-term debt..........           152.6      143.4
Accrued liabilities..................           595.2      549.8
                                             ---------  ---------
  Total current liabilities..........           914.7      887.6
                                             ---------  ---------

Long-term debt.......................           167.5      168.0
Accrued postretirement
  benefit cost.......................           149.1      144.5
Deferred income taxes................            11.6        9.0
Other liabilities....................           102.9       96.0

Shareholders' equity:
  Preferred stock, $1.00 par value,
    authorized 50,000,000 shares;
    issued -- none...................             -          -
  Common stock, $1.00 par value,
    authorized 200,000,000 shares;
    issued -- 69,003,840 shares<F1>
    at October 1, 1994, and 34,501,920
    shares at December 25, 1993,
    at cost..........................            69.0       34.5
  Capital surplus....................           547.8      582.3
  Retained earnings..................           508.2      418.7
  Treasury stock, 5,329,889 shares<F1>
    at October 1, 1994, and 2,595,387
    shares at December 25, 1993,
    at cost..........................          (123.0)     (93.0)
  Unearned portion of restricted
    stock issued for future service..            (0.4)      (1.0)
  Cumulative foreign currency
    adjustments......................          (110.2)    (129.6)
                                             ---------  ---------
  Total shareholders' equity.........           891.4      811.9
                                             ---------  ---------
  Total liabilities and
    shareholders' equity.............        $2,237.2   $2,117.0
                                             =========  =========

<F1>  Reflects a 2-for-1 stock split declared on May 4, 1994.

See accompanying Notes to Condensed Consolidated Financial
Statements (Unaudited).

                   PREMARK INTERNATIONAL, INC.
         CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Unaudited)

                                             40 Weeks   39 Weeks
                                               Ended      Ended
                                              Oct. 1,   Sept. 25,
                                                1994      1993
(In millions)                                ---------  ---------

Cash flows from operating activities:
  Net income.........................        $  135.6   $   97.9
  Adjustment to reconcile net
    income to net cash provided
    by operating activities:
      Depreciation and amortization..            91.7       82.1
  Changes in assets and liabilities:
      Increase in accounts
        and notes receivable.........           (19.4)      (8.7)
      Increase in inventory..........           (66.9)     (64.1)
      (Decrease) increase in
        accounts payable and
        accrued liabilities..........            (5.4)       5.1
      Increase (decrease) in
        income taxes payable.........             3.5       (7.0)
      Increase in deferred
        income taxes.................            (2.7)      (1.0)
      Increase in prepaid expenses...           (36.6)      (6.6)
  Other..............................            (3.8)      10.2
                                              --------   --------
    Net cash provided by
        operating activities.........            96.0      107.9
                                              --------   --------

Cash flows from investing activities:
  Capital expenditures...............           (98.5)     (91.0)
  Other..............................            (9.4)       3.3
                                              --------   --------
    Net cash used in
        investing activities.........          (107.9)     (87.7)
                                              --------   --------

Cash flows from financing activities:
  Net increase
    in short-term debt...............           158.1        5.6
  Repayment of long-term debt........          (151.1)      (2.3)
  Proceeds from exercise of
    stock options....................             8.9        6.4
  Payment for purchase of
    treasury stock...................           (49.8)     (15.6)
  Payment of dividends...............           (30.6)     (24.8)
                                              --------   --------
    Net cash used in
        financing activities.........           (64.5)     (30.7)
                                              --------   --------

Effect of exchange rate changes on
  cash and cash equivalents..........            (2.2)      (5.0)
                                              --------   --------
Net decrease in cash
  and cash equivalents...............         $ (78.6)   $ (15.5)
                                              ========   ========

See accompanying Notes to Condensed Consolidated Financial
Statements (Unaudited).

                 PREMARK INTERNATIONAL, INC.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (Unaudited)


Note 1:  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and changes in financial position in conformity with generally accepted accounting principles. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring items, necessary for a fair presentation of financial position and results of operations. The results of operations of any interim period are not necessarily indicative of the results that may be expected for a full fiscal year. Certain prior year amounts have been reclassified to conform with the current year's presentation.

Premark's (the Company) fiscal year ends on the last Saturday of December. Fiscal 1994 will consist of 53 weeks compared with 52 weeks in 1993. As a result, the first three quarters include 40 weeks in 1994 compared with 39 weeks in 1993.


Note 2:  Inventories

Inventories, by component, are summarized as follows (in millions):

                                   October 1,    December 25,
                                      1994           1993
                                    --------       --------

Finished goods....................  $ 271.2        $ 196.8
Work in process...................     74.7           65.1
Raw materials and supplies........    181.6          179.3
                                    --------       --------
    Total inventories.............  $ 527.5        $ 441.2
                                    ========       ========


Note 3:  Stock Split

On May 4, 1994, the Company's board of directors declared a 2-for-1 stock split which was effected in the form of a 100 percent stock dividend issued to shareholders of record as of June 16, 1994. All previously reported per share amounts have been restated to reflect the stock split.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

The following is a discussion of the results of operations for the 13 weeks and 40 weeks ended October 1, 1994, compared with the 13 weeks and 39 weeks ended September 25, 1993, and changes in financial condition during the 40 weeks ended October 1, 1994. The current year's first three quarters include 40 weeks because the Company's fiscal year ends on the last Saturday of each calendar year and will include 53 weeks in 1994.

Net Sales

Net sales for the third quarter of 1994 were $824.3 million, an increase of nearly 11 percent compared with net sales of $744.8 million in 1993. Net sales for the first three quarters of 1994 were $2.5 billion, an improvement of 11 percent compared to $2.2 billion in 1993. All segments generated increases in both the third quarter and first three quarters of 1994.

Costs and Expenses

Cost of products sold as a percentage of net sales was 53.0 percent for the third quarter of 1994 compared with 53.1 percent for the third quarter of 1993. For the first three quarters, the rate was 52.0 percent in 1994 and 51.9 percent in 1993. The slight change in both periods was due to increased capacity utilization at the Food Equipment Group's domestic operations as well as at Ralph Wilson Plastics, offset by lower capacity utilization at Tupperware U.S. and manufacturing inefficiencies at Florida Tile.

Delivery, sales and administrative expense as a percentage of net sales decreased slightly in the third quarter of 1994 to 39.6 percent from 40.5 percent in the same period last year. For the first three quarters, the rate declined from 41.3 percent in 1993 to 39.8 percent in 1994. The lower ratio for the quarter resulted from lower marketing expenses at the Food Equipment Group offsetting higher costs for marketing, research and development and administration at Ralph Wilson Plastics. For the first three quarters, lower marketing expenses at the Food Equipment Group and lower promotional and administrative expenses at Tupperware offset generally higher expenses at Florida Tile and increased warehousing costs for Tupperware U.S.

Provision for Income Taxes

The effective tax rates for the third quarter and first three quarters of 1994 were 26.5 percent and 27.0 percent, respectively, compared with 20.7 percent and 25.0 percent, respectively, for 1993. For the year ended December 25, 1993, the rate was 24.9 percent. The increase in the 1994 year-to-date rate compared with 1993's full year rate primarily reflects the lower amount of available foreign tax credits. The company's effective tax rates have been below the statutory rates due to the strength of U.S. operating results, which has allowed the recognition of previously reserved assets for temporary differences, and the benefits of foreign tax credits.

Net Income

Net income for the third quarter of 1994 rose 24 percent to $40.9 million, or $0.62 per share, from $32.9 million, or $0.49 per share, in 1993, after reflecting the 2-for-1 stock split declared on May 4, 1994. For the first nine months of 1994, net income was $135.6 million or $2.04 per share, a 39 percent increase from $97.9 million or $1.46 per share in 1993. The improvement in the third quarter reflects substantial increases in profitability at all units except Florida Tile, which was even with last year, and Tupperware. The increase in the first nine months reflects double digit increases in profitability at all units except Florida Tile.

For the quarter, the Food Equipment Group accounted for the majority of the improvement, led by the performance of its domestic operations. Also, Ralph Wilson Plastics reported significant growth and West Bend reported record results. At Tupperware, lower sales in the Asia Pacific region, due to a shift in timing of a major annual sales promotion, and a reduction in force provision in Latin America offset continued improvement in Europe and the U.S. For the first three quarters, the Food Equipment Group achieved substantially better results also led by the performance of its domestic operations. Tupperware registered a good increase, led by significantly improved results in Asia Pacific, along with improvements in its European and U.S. operations. Ralph Wilson Plastics, West Bend, Precor and Hartco all registered significant increases in profits.

Segment results

Tupperware

Net sales for the third quarter of 1994 were $292.2 million, an increase of 6 percent from $275.9 million in 1993. The growth was primarily the result of increased volume in Europe, the U.S. and Latin America, plus favorable foreign exchange rates, partially offset by a decline in Asia Pacific. For the first three quarters, net sales increased nearly 8 percent from $867.4 million in 1993 to $934.9 million in 1994. The increase was due to improvement in all areas except Canada. Tupperware's international operations accounted for 80 percent of its segment sales for the third quarter and 82 percent for the first three quarters of 1994.

Segment profit for the third quarter of 1994 was $24.6 million, a 12 percent decline from $27.8 million last year. For the first three quarters of 1994, segment profit was $113.4 million, an increase of 14 percent from $99.2 million in 1993. The profit decline for the third quarter, despite favorable foreign exchange rates, was due to lower results in Asia Pacific and a provision for a reduction in force in Latin America. The improvement for the first three quarters over last year was due to significantly higher results in Asia Pacific during the first half of the year, and continued improvement in Europe and the United States. Tupperware's international operations accounted for 92 percent of its segment profit for the third quarter and 97 percent for the first three quarters of 1994.

For the quarter, Tupperware's European operations' sales increased 16 percent to $105.4 million and profits rose 34 percent. The sales improvement was led by Germany, Scandinavia, France and Holland, along with favorable foreign exchange rates, which offset declines in the United Kingdom and Spain. The growth was due to higher volume resulting from continued growth of the sales force. The profit growth resulted from the higher sales partially offset by higher administrative and volume related promotional costs. Asia Pacific sales declined 8 percent to $85.6 million, and segment profit dropped $3.6 million to $11.3 million. The unfavorable sales comparison was principally due to lower volume in Japan and Australia, although the Philippines and some of the smaller markets reflected increases. Most of the decrease in Japan reflected the impact of a change in the timing of a major annual promotion program, which was held in the second quarter this year versus the third quarter of 1993. The decline in profitability resulted from the lower sales, which more than offset lower promotional costs. In the U.S., sales for the quarter rose to $59.0 million from $53.7 million in 1993.
The sales growth reflected a larger active sales force and new products. Segment profit of $2.5 million was a $0.3 million improvement over 1993. Higher sales and cost savings from the restructuring were mostly offset by the effect of lower production levels, which led to higher per unit costs. Latin American sales for the quarter rose nearly 15 percent to $36.2 million, primarily due to higher volume in Mexico and Brazil along with higher pricing in Brazil. Segment profit, however, declined significantly due to the reduction in force provision, as well as lower sales in Venezuela. Canadian sales of $5.0 million were down 14 percent from 1993 due to lower volume. As a result of the lower sales and higher product costs, Canada incurred a segment loss.

For the first three quarters, Tupperware Europe reported a modest increase in sales and a strong improvement in segment profit.
The segment profit increase resulted primarily from gains in Germany and Scandinavia that outweighed poor results in the United Kingdom. Asia Pacific's sales showed strong improvement while profits increased significantly resulting from gains in Japan and Korea, along with lower manufacturing costs, which more than offset a decline in Australia. U.S. segment profit rose by $2.1 million to $5.6 million in 1994, resulting from a slight increase in sales, lower promotional costs and savings from the 1992 restructuring. While Latin America's sales rose significantly due to strength in Mexico and improvement in Brazil, profits declined somewhat due to higher promotional and selling expenses, as well as a reduction in force provision. Canada had a segment loss due to somewhat lower sales and higher product costs.

Food Equipment Group

Net sales for the third quarter of 1994 were $295.4 million, an increase of 15 percent compared with $256.6 million in 1993. For the first three quarters, net sales increased 11 percent from $742.1 million in 1993 to $826.7 million in 1994. The increase in both periods was the result of significantly higher domestic volume. International operations accounted for 38 percent of group sales for the third quarter and 39 percent for the first three quarters of 1994.

For the third quarter, segment profit of $22.9 million was significantly higher than 1993's $12.6 million, primarily due to the higher domestic sales. Lower expenses in Europe as a result of the reduction in the work force last year also contributed to the improvement in segment profit. For similar reasons, the first three quarters' segment profit grew to $51.9 million from $30.0 million in 1993. International operations accounted for 24 percent of segment profit for the third quarter and 26 percent for the first three quarters.

U.S. sales rose 19 percent and 17 percent for the third quarter and first three quarters, respectively, due to double digit percentage point increases in all markets and across all product lines. Segment profit more than doubled over the third quarter last year. For the first three quarters, segment profit increased 90 percent over the similar period last year. The increases in both periods were due to higher volume and nominal price increases. In May, 1994, a $23 million verdict was entered against one of the domestic Food Equipment Group companies in a product liability lawsuit following a jury trial. The Company does not believe the verdict to be justified, and is vigorously pursuing post-trial motions and will appeal the verdict if necessary. Although the ultimate outcome is uncertain, the Company does not expect the final resolution of this matter to have any material effect on its financial condition or results of operations.

European sales for the quarter were up strongly mainly due to favorable foreign exchange rates. Excluding this effect, sales were up slightly for both the quarter and the first three quarters, as minor improvements occurred in most countries. Profits, however, rose 25 percent for the quarter and 37 percent for the first three quarters due to savings resulting from the reduction in the work force, which more than offset the impact of product discounting. In Canada, third quarter sales increased slightly over last year as the effect of higher volume was largely offset by unfavorable foreign exchange rates, but segment profit increased significantly, from a low base, due to less discounting. For the first three quarters, Canadian sales were essentially even with 1993 due to unfavorable foreign exchange rates which offset increased volume. Segment profit dropped somewhat due to higher manufacturing costs in the first quarter.

Consumer and Decorative Products

Net sales were $236.7 million for the third quarter of 1994, an increase of 12 percent compared with $212.3 million in 1993. For the first three quarters, sales grew 15 percent from $604.6 million in 1993 to $695.6 million in 1994. Segment profit for the third quarter was $19.7 million, a 37 percent increase from $14.4 million in 1993. For the first three quarters, segment profit improved 45 percent from $37.4 million in 1993 to $54.2 million in 1994.

The sales growth for both the third quarter and first three quarters resulted from increases at all units. Third quarter sales were at a record level for all units. Higher segment profit for the third quarter and first three quarters was driven by improvements at all units except Florida Tile. Ralph Wilson Plastics' segment profit increased significantly for both the quarter and the first three quarters from the effect of record volume and lower manufacturing costs, which was only partially offset by higher operating expenses. In addition, year-to-date profitability was hurt by increased adhesive claims cost. The provision for adhesive claims was $6.0 million and $18.0 million for the third quarter and first three quarters, respectively, versus $7.3 million and $13.8 million, respectively, for the same periods in 1993. In late October, the Company reached agreement with certain of its insurance carriers with respect to reimbursement for a substantial portion of the adhesive claims. These agreements are expected to result in fourth quarter payments to the Company by the insurance companies of more than $30 million. The Company has recorded reserves associated with this issue, as well as assets for amounts to be reimbursed. Due to the confirmed insurance coverage and the Company's current assessment of potential future adhesive claims, the Company does not currently expect to record any additional expense associated with this issue. At Hartco, increased sales volume led to profit growth for both the third quarter and first three quarters. Florida Tile's segment profit for the quarter was essentially even with last year, despite higher sales, due to higher selling, promotional and systems costs. For the first three quarters Florida Tile had a segment loss, despite higher sales, due to manufacturing inefficiencies in the first half of the year plus higher operating expenses.

West Bend achieved record segment profit for both the third quarter and first three quarters from higher volume, including especially strong sales of its breadmakers. Precor generated a strong sales increase for the quarter and significant growth in the first three quarters, reflecting strong treadmill demand. Precor achieved a small segment profit for the quarter versus a segment loss last year. For the first three quarters, Precor's segment profit was significantly higher than the previous year's, also from increased sales.

Financial Condition

Net cash provided by operating activities amounted to $96.0 million for the first three quarters of 1994, compared with $107.9 million in the first three quarters of 1993. The decrease was due to a build-up of net inventories and an increase in prepaid expenses, which more than offset the substantial increase in net income. The increased levels of inventories are to support higher sales levels. Also, at Tupperware, inventories increased due to an expanded product line, increased levels of purchased product, mixed results associated with certain promotions and the desire to improve service levels.

Net cash used in investing activities, mainly for capital expenditures, was $107.9 million and $87.7 million in the first three quarters of 1994 and of 1993, respectively. In addition to capital expenditures, in 1994 the Company made two small acquisitions which required $6.1 million in cash, while in 1993 a small subsidiary was sold. Net cash used in financing activities was $64.5 million in the first three quarters of 1994 compared with $30.7 million in the first three quarters of 1993. The variation in net cash flows associated with financing activities primarily reflects outflows for repurchases of the Company's common stock under its repurchase plan. On February 1, 1994, the Company called its $150 million 8 3/8% notes, which had a stated maturity date in 1997. The redemption was funded through available cash and the issuance of commercial paper at more favorable rates.

The total debt-to-capital ratio at the end of the third quarter of 1994 was 26.4 percent, lower than the 28.7 percent ratio as of the end of the third quarter of 1993 and the 27.7 percent ratio at December 25, 1993, as a result of the increase in shareholders' equity. Working capital as of October 1, 1994 increased by $48.1 million from December 25, 1993, as a decrease in cash along with an increase in accruals was more than offset by increases in inventories, prepaid expenses and accounts receivable and a decrease in accounts payable.

As of October 1, 1994, the Company had unused lines of credit of approximately $487 million, including $240 million under a committed revolving credit facility. Future cash flows, lines of credit and other short-term financing are expected to be adequate to fund operating and investment requirements.

On May 4, 1994, the Company's board of directors declared a 2-for-1 stock split which was effected in the form of a 100 percent stock dividend to shareholders of record as of June 16, 1994.

Under its repurchase plan announced in 1993, the Company is purchasing up to 6,000,000 of its shares of common stock, on a post-split basis, over five years with volume and timing dependent on market conditions. Since the inception of the plan through October 1 and November 11, 1994, the Company has purchased 2,279,400 shares at an average cost of $38 per share, also on a post-split basis. Of the total, 1,140,600 shares at an average cost of $41 per share have been purchased in fiscal 1994.

                          PART II

                     OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits (numbered in accordance with Item 601 of
         Regulation S-K)

         (11) A statement of computation of per share earnings is filed as an exhibit to this Report.

         (27) A Financial Data Schedule for the third fiscal quarter of 1994 is filed as an exhibit to this Report.

    (b)  Reports on Form 8-K

         No reports on Form 8-K have been filed by the Registrant during the quarter for which this Report is filed.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 PREMARK INTERNATIONAL, INC.



                                 By: /s/ John M. Costigan
                                     ------------------------
                                       John M. Costigan
                                    Senior Vice President,
                                General Counsel and Secretary




                                 By: /s/ Lawrence B. Skatoff
                                     ------------------------
                                      Lawrence B. Skatoff
                                   Senior Vice President and
                                    Chief Financial Officer




Deerfield, Illinois
November 14, 1994

                        EXHIBIT INDEX

Exhibit No.              Description

(11)           A statement of the computation
               of per share earnings is filed
               as an exhibit to this Report.

(27)           A Financial Data Schedule for
               the third fiscal quarter of 1994
               is filed as an exhibit to this
               Report.