Form 10-K
period 1994-12-31
PREMARK INTERNATIONAL INC
filed 1995-03-21
CIK 800575

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                               FORM 10-K
(Mark One)

     X    Annual Report Pursuant to Section 13 or 15(d) of the
            Securities Exchange Act of 1934 [Fee Required]
             For the fiscal year ended December 31, 1994

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

  Aggregate market value of the Registrant's voting stock held by non-affiliates, based upon the closing price of said stock on the New York Stock Exchange-Composite Transaction Listing on March 3, 1995 ($42.75 per
share):  $2,626,207,612             .

     As of March 3, 1995, 62,522,614 shares of the Common Stock, $1.00 par value, of the Registrant were outstanding.

     Documents Incorporated by Reference:

     Portions of the Annual Report to Shareholders for the year ended December 31, 1994 are incorporated by reference into Parts I, II and IV of this Report.

     Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held May 3, 1995 are incorporated by reference into Part III of this Report.

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

     The Registrant's principal operating subsidiaries are Dart Industries Inc. ("Dart"), which owns the operating subsidiaries comprising the Registrant's Tupperware business; Premark FEG Corporation, which owns the operating subsidiaries comprising the Registrant's Food Equipment Group; Ralph Wilson Plastics Company ("Ralph Wilson Plastics"); The West Bend Company ("West Bend"); Florida Tile Industries, Inc. ("Florida Tile"); Hartco Flooring Company ("Hartco"); and Precor Incorporated ("Precor").
Dart was organized in Delaware in 1928 as a successor to a business originally established in 1902. Tupperware U.S., Inc. is a Delaware corporation formed in 1989 which operates the U.S. Tupperware business. In 1988, Ralph Wilson Plastics and West Bend were organized in Delaware as separate corporations owned directly by the Registrant, having previously been operating divisions of Dart. Premark FEG Corporation was organized in Delaware in 1984, a successor to a business originally incorporated in 1897. Florida Tile, a Florida corporation organized in 1954, was acquired in 1990. Hartco, acquired in 1988, was organized in Tennessee in 1946. Precor, a Delaware corporation, was acquired in 1984.

(b) Financial Information About Industry Segments

     For certain financial information concerning the Registrant's business segments, see Note 10 ("Segments of the Business") of the Notes to the Consolidated Financial Statements of Premark International, Inc., appearing on pages 43 and 44 of the Annual Report to Shareholders for the year ended December 31, 1994, which is incorporated by reference into this Report by
Item 8 hereof.

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

                        TUPPERWARE

Principal Products, Markets and Distribution

     Tupperware manufactures and markets a broad line of highest-quality consumer products for the home. Important products include Bell tumblers, Modular Mates stackable storage containers, Wonderlier and Servalier bowls, Tuppertoys educational toys, One Touch canisters, and Tupperwave microwave cookware. The containers and canisters both feature highly successful Tupperware seals.

     During 1994, Tupperware continued to introduce new designs and colors in its products lines, and to extend existing products into new markets around the world. Tupperware also initiated a major product expansion program, focusing on kitchenware, children's products and gifts.

     Beginning in 1989, a number of U.S. franchisees converted to the Tupperware Express product delivery system, under which Tupperware products are shipped directly from the plant to the ultimate consumer. Prior to Tupperware Express, all franchisees warehoused an inventory of Tupperware products for resale to their consultants, who in turn were responsible for coordinating delivery to the ultimate consumers. Under Tupperware Express, there are presently 95 franchisees who process the orders of their sales consultants for direct shipment and no longer are required to maintain an inventory of Tupperware products. Since 1990, Tupperware has also tested a central services system, in which retail customer orders are processed directly by Tupperware through the Tupperware Express system, orders are shipped directly to customers and various operations reports are generated. High shipping and administrative costs have adversely affected Tupperware Express. To address these costs, Tupperware is testing a "consultant pack" system, in which multiple customer orders are shipped to consultants, who are responsible for deliveries to retail customers. Tupperware is continuing to test alternatives in the distribution network.

     In fiscal years 1994, 1993, and 1992, Tupperware contributed approximately 39%, 40% and 38%, respectively, of the sales of the Registrant's businesses. Tupperware products are sold in the United States and in 60 foreign countries. In 1994, sales in foreign countries represented approximately 82% of total Tupperware revenues. Although Tupperware's international distribution system is similar to that of its domestic operations, international product lines vary. Market penetration varies significantly throughout the world, with the highest levels occurring in Germany and Australia.

     Tupperware products are sold directly to the consumer through over 625,000 dealers (called "consultants" in the U.S.) worldwide. Dealers are supported by over 35,000 unit managers and approximately 1,500 distributors or franchisees. All of such distributors and franchisees, and the vast majority of consultants, dealers and managers, are independent contractors. The dealer force continued to increase overall in 1994.

     Tupperware primarily relies on the "party plan" method of sales, which is designed to enable the purchaser to appreciate through demonstration the features and benefits of Tupperware products. In excess of 12 million parties were held in 1994 worldwide. Parties are held in homes, offices, social clubs and other locations. Tupperware products are also being marketed through monthly brochures mailed to persons invited to attend parties and various other types of demonstrations. Sales of Tupperware products are supported through a program of sales promotions, sales and training aids and motivational conferences. Tupperware also utilizes catalogs, magazine advertising and toll-free telephone ordering, which increases its success with hard-to-reach customers, in support of its sales force.

Raw Materials and Facilities

     Products manufactured by Tupperware require plastic resins meeting its specifications. These resins are purchased from a number of large chemical companies, and Tupperware has experienced no difficulties in obtaining adequate supplies. Tupperware's headquarters are in Florida.
Tupperware's domestic manufacturing plant (which is owned) is located in South Carolina. Thirteen additional manufacturing plants (one of which is leased) are located in 13 foreign countries. Tupperware conducts a continuing program of new product design and development at its facilities in Florida, Hong Kong and Belgium. Research and development of resins used in Tupperware products are performed by its suppliers.

Competition

     The Registrant believes that Tupperware holds approximately 65% of the U.S. market in dollars for plastic storage and serving containers. Tupperware products compete with a broad range of food preparation, cooking, storage and serving items made of various materials, which are sold primarily through retail outlets. Tupperware's competitive strategy is to provide high-quality products at premium prices through a direct-selling distribution system. Direct selling, featuring demonstration of its products prior to purchase, price, and new product development are significant factors affecting competition. Tupperware competes with other direct selling organizations for sales personnel and party dates.

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

     Food equipment products are distributed in more than 100 countries, either through wholly-owned subsidiaries or through distributors, dealers or licensing arrangements covering virtually all areas of the world where a market for such products
currently exists.   The Group is the only major food equipment
manufacturer in the United States with its own nationwide service network for the markets in which it sells, providing not only an important source of income but also an important source for developing new sales. The Group directly services its food machines, warewashers, weigh/wrap equipment and cooking equipment, while authorized independent agents service refrigeration units and some cooking equipment.

     For the fiscal years 1994, 1993, and 1992, sales by the Group contributed approximately 33%, 32%, and 36%, respectively, of the sales of the Registrant's businesses. Revenues from foreign operations constituted approximately 39% of the Group's 1994 sales. Major new products introduced by the Group in the United States in 1994 included a new oven line, a new fryer line, an extension of the food processor line, and a new Ameriscale countertop scale. In Europe, the Group introduced a new door-type dishwasher line, a new Supra refrigeration line, and Phoenix bulk brewers in 1994.

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

     The Group owns its headquarters building and a major manufacturing complex consisting of four plants in Troy, Ohio. In addition, the Group operates nine manufacturing plants in California, Georgia, Kansas, Maryland, New Jersey, Ohio, and Virginia, and eight manufacturing plants in Canada, France, Italy, the United Kingdom and Germany. Most of these plants are owned.

Competition

     The Group competes in a growing worldwide market which is highly fragmented. No single manufacturer competes with respect to all of the Group's products, and the degree of competition varies among different customer segments and products. The extensiveness of the Group's brand acceptance across a broad range of products is deemed by the Registrant to be a significant competitive advantage. Competition is also based on numerous other factors, including product quality, performance and reliability, labor savings and energy conservation.

Miscellaneous

     The Group had approximately $128 million and $102 million of backlog orders at the end of 1994 and 1993, respectively, after restatement of 1993 for exchange rate effects. The Group considers such orders to be firm, though changes or cancellations of insignificant amounts may occur, and expects that the 1994 backlog orders will be filled in 1995.

                   CONSUMER AND DECORATIVE PRODUCTS

     Consumer and Decorative Products is composed of the Decorative Products Group and the Consumer Products Group. It contributed 28%, 28% and 26% of the sales of the Registrant's businesses for the fiscal years 1994, 1993 and 1992, respectively. Ralph Wilson Plastics, Florida Tile and Hartco make up the Decorative Products Group, while the Consumer Products Group contains West Bend and Precor.

                   DECORATIVE PRODUCTS GROUP

Principal Products, Markets and Distribution

     Ralph Wilson Plastics manufactures decorative laminates through a production process utilizing heated high pressure presses. These laminates, sold principally under the Wilsonart trademark in more than 550 colors, designs and finishes, are used for numerous interior surfacing applications, including cabinetry, countertops, vanities, store fixtures and furniture. Approximately 50% of the Wilsonart brand decorative laminate sold is used in residential applications, primarily for surfacing kitchen and bathroom countertops and cabinetry. Decorative laminate applications in the commercial market include office furniture, retail store fixtures, restaurant and hotel furniture, and doors. Ralph Wilson Plastics also manufactures specialty-grade laminates, including chemical-resistant, wear-resistant, and fire-retardant types. Among the specialized applications for Wilsonart brand laminates are those in laboratory work surfaces, jetways and naval vessels. In addition to laminate products, Ralph Wilson Plastics manufactures a solid surface product which is marketed under the Gibraltar brand. In 1994, Ralph Wilson Plastics added 22 new designs to its laminate product line.

     The company also produces and/or sells contact adhesives under the Lokweld trademark, metallic surfacings, and decorative edge molding for countertops and furniture.

     Wilsonart brand decorative products are sold throughout the United States through wholesale building material distributors and directly to original equipment manufacturers. Export sales are now made to Japan, Ireland, Canada, Mexico, Central and South America, the Caribbean, Australia, New Zealand, Hong Kong, Taiwan, China, Korea, Indonesia and Singapore.

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

     Hartco manufactures and distributes high-quality, prefinished oak and maple flooring for residential and commercial applications. Its flooring products are pre-cut parquet panels, laminated three and five-ply maple plank lineal flooring products, and laminated two and three-ply oak plank lineal flooring products, each of which is sold in a variety of colors and finishes. Hartco also manufactures wood moldings, installation adhesives and a full line of proprietary floor care products to complement its line of oak flooring products. These products are marketed under the Hartco trademark to a nationwide network of wholesale floor covering distributors and home improvement store chains.

Raw Materials and Facilities

     The manufacture of decorative laminates requires various raw materials, including kraft and decorative paper, overlays, and melamine and phenolic resins. Each of these items is available from a limited number of manufacturers, but Ralph Wilson Plastics has not experienced difficulties in obtaining sufficient quantities. The principal raw materials used in Florida Tile products are talc, stains, frit (ground glass) and clay, all of which are available to Florida Tile in sufficient quantities.
The principal raw materials used in Hartco's hardwood flooring products are Appalachian red and white oak, maple, steel wire, and various chemicals. All such raw materials are readily available from many sources in sufficient quantities. Lumber supplies are at a premium price compared to prior years, although prices have moderated from 1993 levels.

     Ralph Wilson Plastics owns and operates three manufacturing facilities in Texas and North Carolina, giving it the largest decorative laminate production capacity in North America. Adhesives are produced at two plants located in Louisiana and Texas. Solid surfacing products are manufactured in one facility in Texas. Ralph Wilson Plastics has 14 regional distribution centers which are geographically dispersed throughout the United States. Stock items can be delivered in 24 hours, and non-stock items can be produced and delivered within 10 working days. Florida Tile manufactures products in three owned manufacturing plants located in Florida, Georgia and Kentucky. It distributes its products through a network of company-owned and independent distribution outlets. Hartco manufactures its products in an owned manufacturing facility in Tennessee and a leased facility in Kentucky.

Competition

     Wilsonart brand products are sold in highly competitive markets in the United States. Ralph Wilson Plastics has approximately 48% of the U.S. market for decorative laminates. Ralph Wilson Plastics successfully competes with other companies by providing fast product delivery, offering a broad choice of colors, designs, and finishes, and emphasizing quality and service. Florida Tile competes with a number of other domestic and foreign tile manufacturers, and the Registrant believes Florida Tile is the third largest U.S. tile manufacturer. Foreign-manufactured products account for approximately 50% of the U.S. tile market. Important competitive factors in the tile market include price, style, quality, and service. Hartco competes with a number of other domestic and foreign suppliers of prefinished wood flooring products. Important competitive factors include the fit, appearance and durability of the flooring products, the variety of finishes and colors, and the complementary molding, adhesive and floor care products.

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

                     CONSUMER PRODUCTS GROUP

Principal Products, Markets and Distribution

     West Bend manufactures and sells small electric appliances (such as breadmakers, electric skillets, slow cookers, woks, corn poppers, beverage makers and electronic timers) primarily under the West Bend trademark, and high-quality, direct-to-the-home stainless steel cookware. Precor manufactures physical fitness equipment, such as treadmills, stationary bicycles, low-impact climbers and ski machines marketed under the Precor trademark. During 1994, West Bend expanded its breadmaker, drip coffeemaker and mixer lines. Precor introduced a new line of commercial stair climbers in 1994.

     West Bend small appliances are sold primarily in the United States and Canada, directly to mass merchandisers, department stores, hardware stores, warehouse clubs and catalog showrooms. West Bend's stainless steel cookware is sold to consumers by independent distributors through dinner parties and by other direct sales methods. Cookware is sold in 31 countries under 23 separate product lines. Precor equipment is sold primarily through specialty fitness equipment retail stores and high-end sporting goods and bicycle stores in the United States and Canada. In Asia, Europe, Latin America, and the Middle East, Precor products are sold primarily through select distributors.

Raw Materials and Facilities

     West Bend uses aluminum, stainless steel, plastic resins and other materials in the manufacture of its products. Precor uses steel, stainless steel, aluminum and other materials in the manufacture of its products. Generally, neither West Bend nor Precor has experienced any significant difficulties in obtaining any of these raw materials or products, although the costs of these raw materials have risen. West Bend owns and operates two manufacturing plants in Wisconsin and Mexico. Precor maintains two leased plants in Washington state.

Competition

     Products sold by West Bend and Precor compete with products sold by numerous other companies of varying sizes in highly competitive markets. Important competitive factors include price, development of new products, quality, name recognition, product performance, just-in-time delivery, warranties, and service.

Miscellaneous

     West Bend's sales in the fourth quarter are significantly higher due to the gift-giving season. Precor's business is significantly higher in the first and fourth quarters, when winter weather forces more people to exercise indoors. The West Bend small appliance business is dependent upon two customers for approximately 37% of its revenues.

             OTHER INFORMATION RELATING TO THE BUSINESS

     Trademarks and Patents. The Registrant considers trademarks and patents to be of importance to its businesses. The Registrant's trademarks represent the leading brand names for most of its product lines. Its businesses have followed the practice of applying for patents with respect to most of the significant patentable developments. They now own a number of patents relating to their products, including design patents covering Tupperware products. In certain cases the Registrant has elected common law trade secret protection in lieu of obtaining patent protection. In addition, exclusive and nonexclusive licenses under patents owned by others are utilized. No business is, however, dependent to any material extent upon any single patent or trade secret or group of patents or trade secrets.

     Research and Development.  For fiscal years ended 1994, 1993 and 1992, the Registrant spent approximately $44 million, $41 million and $41 million, respectively, on research and development activities.

     Environmental Laws. Compliance by the Registrant's businesses with federal, state and local environmental protection laws has not in the past had, and is not expected to have in the future, a material effect upon its capital expenditures, liquidity, earnings or competitive position. The Registrant expects to expend approximately $0.8 million through 1996 on capital expenditures related to environmental facilities. In 1994, the Registrant had approximately $1.3 million of capital expenditures for environmental facilities, and approximately $3.2 million of remedial expenditures for environmental sites. See
Item 3 for a further discussion of environmental matters.

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

     Miscellaneous. Except as disclosed above in the narrative descriptions of the Registrant's business segments, none of the Registrant's businesses is seasonal, has working capital practices or backlog conditions which is material to an understanding of their businesses, is dependent on a small number of customers, or is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the Federal Government.

     Executive Officers of the Registrant. Following is a list of the names and ages of all the Executive Officers of the Registrant, indicating all positions and offices with the Registrant held by each such person, and each such person's principal occupations or employment during the past five years. Each such person has been elected to serve until the next annual election of officers of the Registrant (expected to occur on May 3, 1995).

     Name and Age                   Positions and Offices Held
                                    and Principal Occupations or
                                    Employment During Past Five
                                    Years

Warren L. Batts (62)                Chairman of the Board and
                                    Chief Executive Officer.

James M. Ringler (49)               President and Chief Operating
                                    Officer since June 1992,after
                                    having served as Executive
                                    Vice President, Consumer and
                                    Commercial Products since
                                    January, 1990, and President,
                                    Food Equipment Group since
                                    August, 1990.

E. V. Goings (49)                   Executive Vice President of
                                    Premark and President of
                                    Tupperware Worldwide since
                                    November 1992, after serving
                                    as a Senior Vice President of
                                    Sara Lee Corporation.  Prior
                                    thereto, Mr. Goings served in
                                    various executive positions
                                    with Avon Products, Inc.

Joseph W. Deering (54)              Group Vice President of
                                    Premark and President of
                                    Premark's Food Equipment
                                    Group since June 1992, after
                                    serving as President of
                                    Leucadia National's
                                    Manufacturing group.  Prior
                                    thereto, Mr.  Deering served
                                    in various executive
                                    positions with Philips
                                    Industries, Inc.

Thomas W. Kieckhafer (56)           Corporate Vice President and
                                    President of West Bend.

James C. Coleman (55)               Senior Vice President, Human
                                    resources since July 1991.
                                    Prior thereto, Mr. Coleman
                                    served as Staff Vice
                                    President, Personnel
                                    Relations for General
                                    Dynamics Corporation.

John M. Costigan (52)               Senior Vice President,
                                    General  Counsel and
                                    Secretary.

Lawrence B. Skatoff (55)            Senior Vice President and
                                    Chief Financial Officer since
                                    September 1991.  Mr. Skatoff
                                    served as Vice President-
                                    Finance of Monsanto Company
                                    prior to joining the
                                    Registrant.

L. John Fletcher (51)               Vice President and Assistant
                                    General Counsel.

Isabelle C. Goossen (43)            Vice President-Planning since
                                    June 1994, after serving as
                                    Director of Financial
                                    Relations since 1992, and
                                    prior thereto as Director in
                                    the Planning Department.

Robert W. Hoaglund (56)             Vice President, Control &
                                    Information Systems since
                                    December 1990, after serving
                                    as Vice President, Control &
                                    Administrative Services.

Wendy R. Katz (37)                  Vice President, Internal
                                    Audit since May 1992.  Prior
                                    thereto, Ms. Katz served in
                                    various financial positions
                                    at Tupperware.

William R. Reeb (47)                Corporate Vice President
                                    since November 1994, and
                                    President and Chief Operating
                                    Officer of Ralph Wilson
                                    Plastics Company since August
                                    1993.  Prior thereto, Mr.
                                    Reeb served as Vice
                                    President, Marketing for the
                                    Decorative Products Group and
                                    Executive Vice President and
                                    Vice President of Marketing
                                    for Ralph Wilson Plastics
                                    Company.

Lisa Kearns Richardson (42)         Vice President and Treasurer
                                    since April 1994, after
                                    serving as Vice President,
                                    Planning and Analysis since
                                    February 1991.  Prior
                                    thereto, Ms. Kearns
                                    Richardson served as
                                    Assistant Controller.

James E. Rose, Jr. (52)             Vice President, Taxes and
                                    Government Affairs.

     For information concerning foreign and domestic operations and export sales, see Note 7 ("Income Taxes") appearing on pages 39 and 40, and "Segments of Business by Geographical Areas" in
Note 10 ("Segments of the Business") appearing on page 44 of the Annual Report to Shareholders for the year ended December 31, 1994, which are incorporated by reference into this Report by
Item 8 hereof.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

                           PART II

Item 5.  Market for Registrant's Common Equity and Related
Stockholder Matters

     The stock price information set forth in Note 12 ("Quarterly Summary (unaudited)") appearing on page 45 of the Annual Report to Shareholders for the year ended December 31, 1994 is incorporated by reference into this Report. The information set forth in Note 13 ("Shareholders' Rights Plan") on page 45 of the Annual Report to Shareholders for the year ended December 31, 1994 is incorporated by reference into this Report. As of March 3, 1995, the Registrant had 25,044 shareholders of record.

Item 6.  Selected Financial Data

     The information set forth under the caption "Selected
Financial Data" on pages 30 and 31 of the Annual Report to Shareholders for the year ended December 31, 1994 is incorporated by reference into this Report.

Item 7. Management's Discussion and Analysis of Financial
Condition and Results of Operations

     The information entitled "Financial Review" set forth on pages 26 through 29 of the Annual Report to Shareholders for the year ended December 31, 1994 constitutes "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated by reference into this Report.

Item 8.  Financial Statements and Supplementary Data

     (a) The following Consolidated Financial Statements of Premark International, Inc. and Report of Independent Accountants set forth on pages 32 through 45, and on page 46, respectively, of the Annual Report to Shareholders for the year ended December 31, 1994 are incorporated by reference into this Report:

     Consolidated Statements of Operations, Cash Flows and
Shareholders' Equity--Years ended December 31, 1994, December 25,
1993 and December 26, 1992;

     Consolidated Balance Sheet--December 31, 1994 and December
25, 1993;

     Notes to the Consolidated Financial Statements; and

     Report of Independent Accountants dated January 31, 1995.

     (b) The supplementary data regarding quarterly results of operations contained in Note 12 ("Quarterly Summary (unaudited)") of the Notes to the Consolidated Financial Statements of Premark International, Inc. on page 45 of the Annual Report to Shareholders for the year ended December 31, 1994 is incorporated by reference into this Report.

Item 9. Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

     None

                           PART III

Item 10.  Directors and Executive Officers of the Registrant

     The information as to the Directors of the Registrant set forth under the sub-caption "Board of Directors" appearing under the caption "Election of Directors" on pages 1 through 3 of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 3, 1995 is incorporated by reference into this Report. The information as to the Executive Officers of the Registrant is included in Part I hereof under the caption "Executive Officers of the Registrant" in reliance upon General Instruction G to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

Item 11.  Executive Compensation

     The information set forth under the caption "Compensation of Directors" and on page 16 of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 3, 1995, and the information on pages 10 through 15 of such Proxy Statement relating to executive officers' compensation, except the Report of the Compensation and Employee Benefits Committee on Executive Compensation and the Performance Graph, is incorporated by reference into this Report.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management

     The information set forth under the captions "Security
Ownership of Certain Beneficial Owners" on page 5 and "Security
Ownership of Management" on page 4 of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May
3, 1995 is incorporated by reference into this Report.

Item 13.  Certain Relationships and Related Transactions

     None


                           PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports On
Form 8-K

(a) (1) List of Financial Statements

     The following Consolidated Financial Statements of Premark International, Inc. and Report of Independent Accountants set forth on pages 32 through 45, and on page 46, respectively, of the Annual Report to Shareholders for the year ended December 31, 1994 are incorporated by reference into this Report by Item 8 hereof:

     Consolidated Statements of Operations, Cash Flows and
Shareholders' Equity--Years ended December 31, 1994, December 25,
1993 and December 26, 1992;

     Consolidated Balance Sheet--December 31, 1994 and December
25, 1993;

     Notes to the Consolidated Financial Statements; and

     Report of Independent Accountants dated January 31, 1995.

(a) (2) List of Financial Statement Schedules

     The following consolidated financial statement schedule
(numbered in accordance with Regulation S-X) of Premark
International, Inc. is included in this Report:

     Report of Independent Accountants on Financial Statement
Schedule, page 22 of this Report; and

     Schedule VIII--Valuation and Qualifying Accounts for the three years ended December 31, 1994, page 23 of this Report.

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

*10C Facilities and Guarantee Agreement, as amended, and Termination Agreement dated as of September 4, 1986 (Exhibit 10D to Registration of Securities on Form 10 dated September 8, 1986, File No. 1-9256)



*10D           $250,000,000 Credit Agreement dated as of June 15,
               1994 (Exhibit (10) to the Registrant's
               Quarterly Report on Form 10-Q for the 27 weeks ended July 2, 1994)

COMPENSATORY PLANS OR ARRANGEMENTS [10E-10L]

*10E           Premark International, Inc. 1994 Incentive Plan
               (Exhibit 4.1 to the Registrant's Form S-8
               Registration Statement No. 33-53561 dated
               May 4, 1994)

*10F           Premark International, Inc. Supplemental Benefits
               Plan (Exhibit 10L to the Registrant's Annual
               Report on Form 10-K for the year ended December
               28, 1991)

*10G           Premark International, Inc. Change of Control
               Policy, as amended 1989 (Exhibit 4 to the Registrant's Current Report on Form 8-K dated
               March 20, 1989)

*10H Employment Agreement entered into on July 11, 1991 between the Registrant and Lawrence B. Skatoff (Exhibit 10K to the Registrant's Annual Report on Form 10-K for the year ended December 26, 1992)

*10I           Form of Employment Agreement entered into on March
               7, 1989 between the Registrant and certain executive officers (Exhibit 5 to the Registrant's
               Current Report on Form 8-K dated March 20, 1989)

*10J Employment Agreement entered into on June 2, 1992 between the Registrant and Joseph W. Deering (Exhibit 10M to the Registrant's Annual Report on Form 10-K for the year ended December 26, 1992)

*10K Employment Agreement dated November 9, 1992 between Registrant and E. V. Goings (Exhibit 10N to the Registrant's Annual Report on Form 10-K for the year ended December 25, 1993)

*10L Premark International, Inc. Director Stock Plan, as amended 1993 (Exhibit 10O to the Registrant's
               Annual Report on Form 10-K for the year ended
               December 25, 1993)

 11 A statement of computation of 1994 per share earnings

 22            Subsidiaries of the Registrant as of March 10,
               1995

 24 Manually signed Consent of Independent Accountants to the incorporation of their report by reference into the prospectuses contained in specified registration statements on Form S-8 and Form S-3

 25            Powers of Attorney

 27            Financial Data Schedule

*Document has heretofore been filed with the Commission and is incorporated by reference and made a part hereof.

     The Registrant agrees to furnish, upon request of the Commission, a copy of all constituent instruments defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries.

(b) Reports on Form 8-K

     No Current Reports on Form 8-K were filed by the Registrant for the quarter ended December 31, 1994.

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT
SCHEDULE

To the Board of Directors and Shareholders of Premark International, Inc.

     Our audits of the consolidated financial statements referred to in our report dated January 31, 1995 appearing on page 46 of the 1994 Annual Report to Shareholders of Premark International, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




Price Waterhouse LLP
Chicago, Illinois
January 31, 1995

SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS
For the three years ended December 31, 1994
(In millions)

Col. A        Col. B           Col. C           Col. D            Col. E
                               Additions
                                     Charged to
              Balance at   Charged   Other                       Balance
              Beginning    to Costs  Accounts    Deductions      at End
Description   of Period    Expenses  Describe    Describe        of Period


Allowance for doubtful
accounts, current and
long term:

Year ended
December
31, 1994      $66.1        $12.2      --         {$(12.2)<F1>    $66.2
                                                 { (  .2)<F2>
                                                 {    .3 <F3>

Year ended
December      $70.6        $15.5      --         {$(18.6)<F1>    $66.1
25, 1993                                         {  (1.4)<F2>

Year ended
December
26, 1992      $53.0        $33.5      --         {$(14.3)<F1>    $70.6
                                                 { ( 1.7)<F2>
                                                 {   0.1 <F3>

Valuation allowance for deferred tax assets:

Year ended
December
31, 1994      $66.7       ($31.1)                                $35.6

Year ended
December
25, 1993      $84.6       ($17.9)    --                --        $66.7


[FN]

<F1>  Represents write-offs less recoveries.

<F2>  Foreign currency translation adjustment.

<F3>  Business acquired.

                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         Premark International, Inc.
                         (Registrant)

                         By            WARREN L. BATTS
                                       Warren L. Batts
                                       Chairman of the Board and
                                       Chief Executive Officer

March 20, 1995

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


        *                  Director
   John B. McKinnon


        *                  Director
   David R. Parker


         *                 Director
    Robert M. Price


   James M. Ringler        President, Chief Operating Officer and
   James M. Ringler        Director


         *                 Director
   Janice D. Stoney


                           *By        John M.  Costigan
                                      John M.  Costigan
                                      Attorney-in-fact
March 20, 1995

                          EXHIBIT INDEX



Exhibit No.              Description                   Page


     11             A statement of computation of      27-28
                    1994 per share earnings

     13             Pages 26 through 46 of the         29-66
                    Annual Report to Shareholders
                    of the Registrant for the year
                    ended December 31, 1994

     22             Subsidiaries of the Registrant     67-69
                    as of March 10, 1995

     24             Manually signed Consent of         70
                    Independent Accountants to the
                    incorporation of their report
                    by reference into the prospec-
                    tuses contained in specified
                    registration statements on Form
                    S-8 and Form S-3

     25             Powers of Attorney                 71-72

     27             Financial Data Schedule            73