Form 10-Q
period 1995-04-01
PREMARK INTERNATIONAL INC
filed 1995-05-11
CIK 800575

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                               FORM 10-Q

  (Mark One)

     [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

                  For the 13 weeks ended April 1, 1995

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

  As of May 10, 1995, 60,874,351 shares of the Common Stock, $1.00 par value, of the Registrant were outstanding.

                             PART I
                   FINANCIAL INFORMATION

  Item 1. Financial Statements

      a)  Financial Statements of Registrant

                                                             Page
          Index                                             Number

          Condensed Consolidated Statement of Income
          (Unaudited) for the 13 week period ended
          April 1, 1995 and the 14 week period
          ended April 2, 1994..............................    2

          Condensed Consolidated Balance Sheet
          (Unaudited) as of April 1, 1995 and
          December 31, 1994................................    3

          Condensed Consolidated Statement of Cash Flows
          (Unaudited) for the 13 week period ended
          April 1, 1995 and the 14 week period
          ended April 2, 1994..............................    5

          Notes to Condensed Consolidated
          Financial Statements (Unaudited).................    6


  The condensed consolidated financial statements of the Registrant included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with general accepted accounting principles has been condensed or omitted, the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Annual Report on Form 10-K of the Registrant for its fiscal year ended December 31, 1994.

  The condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring items, which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods presented.

  The results for interim periods are not necessarily indicative of trends or of results to be expected for a full year.


               PREMARK INTERNATIONAL, INC.
       CONDENSED CONSOLIDATED STATEMENT OF INCOME
                      (Unaudited)


                                              13 Weeks   14 Weeks
                                               Ended      Ended
                                              April 1,   April 2,
                                                1995       1994<F1>
                                              --------   --------
                             (In millions, except per share data)

Net sales...................................  $ 849.7    $ 788.3
                                              --------   --------

Costs and expenses:
  Cost of products sold.....................    446.2      422.6
  Delivery, sales, and
    administrative expense..................    333.2      306.8
  Interest expense..........................      6.0        6.3
  Interest income...........................     (1.6)      (1.5)
  Other (income) expense, net...............     (0.1)       2.2
                                              --------   --------
     Total costs and expenses...............    783.7      736.4
                                              --------   --------

Income before income taxes..................     66.0       51.9
Provision for income taxes..................     19.5       14.1
                                              --------   --------

Net income..................................     46.5       37.8
Retained earnings, beginning of period......    579.8      418.7
Cash dividends declared.....................    (12.2)      (8.9)
Cost of treasury stock issued
  in excess of option exercise prices.......     (2.7)      (7.8)
                                              --------   --------
Retained earnings, end of period............  $ 611.4    $ 439.8
                                              ========   ========

Net income per common share.................  $  0.71    $  0.56
                                              ========   ========

Average number of
  common shares outstanding.................     65.3       66.9
                                              ========   ========

Dividends declared per common share.........  $  0.20    $  0.14
                                              ========   ========

<F1>  Net sales and cost of products sold have been restated to reflect the reclassification of certain promotional items from delivery, sales, and administrative expense.

See accompanying Notes to Condensed Consolidated Financial Statements
(Unaudited).

</PAGE)

                PREMARK INTERNATIONAL, INC.
           CONDENSED CONSOLIDATED BALANCE SHEET
                          ASSETS
                       (UNAUDITED)

                                              April 1,  December 31,
                                                1995       1994
                                             ---------  ---------
                                                 (In millions)

Cash and cash equivalents..................  $  110.2   $  120.8

Accounts and notes receivable..............     515.2      509.1
  Less allowances for
    doubtful accounts......................     (46.1)     (43.5)
                                             ---------  ---------
                                                469.1      465.6

Inventories................................     567.0      512.5
Deferred income tax benefits...............     125.2      120.9
Prepaid expenses...........................      62.7       54.3
                                             ---------  ---------
    Total current assets...................   1,334.2    1,274.1
                                             ---------  ---------

Investments, long term receivables,
  and deferred charges.....................     225.3      217.5
  Less allowances for doubtful accounts....     (22.0)     (22.7)
                                             ---------  ---------
                                                203.3      194.8

Property, plant, and equipment.............   1,825.2    1,753.2
  Less accumulated depreciation............  (1,097.5)  (1,041.4)
                                             ---------  ---------
                                                727.7      711.8

Intangibles, net of accumulated
  amortization.............................     176.9      177.2
                                             ---------  ---------
    Total assets...........................  $2,442.1   $2,357.9
                                             =========  =========

See accompanying Notes to Condensed Consolidated Financial Statements
(Unaudited).

                                - 3 -
</PAGE)

                PREMARK INTERNATIONAL, INC.
           CONDENSED CONSOLIDATED BALANCE SHEET
           LIABILITIES AND SHAREHOLDERS' EQUITY
                       (UNAUDITED)

                                              April 1,  December 31,
                                                1995       1994
                                             ---------  ---------
                                                 (In millions)

Accounts payable...........................  $  183.9   $  218.8
Short-term borrowings and current
  portion of long-term debt................     295.1       83.6
Accrued liabilities........................     619.7      618.2
                                             ---------  ---------
    Total current liabilities..............   1,098.7      920.6
                                             ---------  ---------

Long-term debt.............................     122.5      122.3
Accrued postretirement benefit cost........     152.9      151.4
Deferred income taxes......................      13.2        9.9
Other liabilities..........................     179.0      181.4

Shareholders' equity:
  Preferred stock, $1.00 par value,
    authorized 50,000,000 shares;
    issued -- none.........................       -          -
  Common stock, $1.00 par value,
    authorized 200,000,000 shares;
    issued -- 69,003,840 shares............      69.0       69.0
Capital surplus............................     571.7      571.7
Retained earnings..........................     611.4      579.8
Treasury stock, 8,268,995 shares at
  April 1, 1995 and 5,105,347 shares
  at December 31, 1994, at cost............    (261.3)    (125.6)
Unearned portion of restricted
  stock issued for future service..........      (1.4)      (0.3)
Cumulative foreign currency adjustments....    (113.6)    (122.3)
                                             ---------  ---------
    Total shareholders' equity.............     875.8      972.3
                                             ---------  ---------

    Total liabilities and
      shareholders' equity.................  $2,442.1   $2,357.9
                                             =========  =========

See accompanying Notes to Condensed Consolidated Financial Statements
(Unaudited).

                                - 4 -

            PREMARK INTERNATIONAL, INC.
   CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                   (Unaudited)

                                              13 Weeks   14 Weeks
                                               Ended      Ended
                                              April 1,   April 2,
                                                1995       1994
                                              --------   --------
                                                 (In millions)

Cash flows from operating activities:
  Net income................................  $  46.5    $  37.8
  Adjustment to reconcile net income to
    net cash used in operating activities:
      Depreciation and amortization.........     33.2       29.5
  Changes in assets and liabilities:
      Decrease in accounts
        and notes receivable................      8.0       24.6
      Increase in inventory.................    (46.3)     (29.9)
      Decrease in accounts payable
        and accrued liabilities.............    (52.1)     (48.6)
      Decrease in income taxes payable......     (9.0)      (5.4)
      Increase in deferred income taxes.....     (2.6)      (2.1)
      Increase in prepaid expenses..........     (6.7)      (6.0)
  Other, net................................     (4.5)      (2.1)
                                              --------   --------
       Net cash used in operating
         activities.........................    (33.5)      (2.2)
                                              --------   --------

Cash flows from investing activities:
  Capital expenditures......................    (30.8)     (38.6)
  Other.....................................     (5.6)      (1.2)
                                              --------   --------
       Net cash used in
         investing activities...............    (36.4)     (39.8)
                                              --------   --------

Cash flows from financing activities:
  Net increase in short-term debt...........    206.4      182.1
  Repayment of long-term debt...............     (0.2)    (150.5)
  Proceeds from exercise of stock options...      2.7        5.4
  Purchase of treasury stock................   (147.3)     (38.3)
  Payment of dividends......................    (12.8)      (9.0)
                                              --------   --------
       Net cash provided by (used in)
         financing activities...............     48.8      (10.3)
                                              --------   --------

Effect of exchange rate changes on cash
  and cash equivalents......................     10.5       (1.1)
                                              --------   --------
Net decrease in cash and
  cash equivalents..........................  $ (10.6)   $ (53.4)
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

Premark's (the company's) fiscal year ends on the last Saturday of December. Fiscal 1995 will consist of 52 weeks compared with 53 weeks in 1994. As a result, the first quarter includes 13 weeks in 1995 compared with 14 weeks in 1994. Certain prior year amounts have been reclassified to conform with the current year's presentation.


Note 2:  Inventories

Inventories, by component, are summarized as follows (in millions):

                                     April 1,    December 31,
                                       1995          1994
                                   -----------   -----------

Finished goods..................     $ 290.4       $ 257.0
Work in process.................        77.6          62.5
Raw materials and supplies......       199.0         193.0
                                     --------      --------
     Total inventories               $ 567.0       $ 512.5
                                     ========      ========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the results of operations for the 13 weeks ended April 1, 1995, compared with the 14 weeks ended April 2, 1994, and changes in financial condition during the 13 weeks ended April 1, 1995. The prior year's quarter included 14 weeks because the company's fiscal year ends on the last Saturday of December and included 53 weeks in 1994. Certain prior year amounts have been reclassified to conform with the current year's presentation.

Net Sales

Net sales for the first quarter of 1995 were $849.7 million, an increase of 8 percent compared with net sales of $788.3 million in 1994. The key factors in the 1995 improvement were higher reported sales by Tupperware Europe and throughout the Food Equipment Group. These gains more than offset lower sales by Precor. Foreign exchange rate differences accounted for 3 percentage points of the increase.

Costs and Expenses

Cost of products sold as a percentage of net sales was 52.5 percent for the first quarter of 1995 compared with 53.6 percent in 1994. The lower percentage in 1995 reflects the absence of 1994's adhesive claims provision and lower costs at Florida Tile, which were only partially offset by West Bend's product recall provision. Delivery, sales and administrative expenses as a percentage of net sales were
39.2 percent in 1995, comparable with 38.9 percent in the first quarter of 1994.

Provision for Income Taxes

The effective tax rate was 29.5 percent for the first quarter of 1995, compared with 27.2 percent for the first quarter of 1994, and 27.5 percent for the year ended December 31, 1994. The lower 1994 rate primarily reflects a reduction in the valuation allowance against deferred tax assets.

Net Income

Net income increased 23 percent to $46.5 million, or 71 cents per share, in 1995 from $37.8 million, or 56 cents per share, in 1994.
The increase in 1995's first quarter reflects significant improvement by Tupperware, the Food Equipment Group, and Florida Tile, which returned to profitability in 1995, along with the absence of 1994's $6 million, pretax, adhesive claims provision by Ralph Wilson Plastics. Partially offsetting these factors were an $8 million, pretax, provision for a product recall by West Bend, which otherwise would have reported a substantial improvement over 1994, and a sharp decrease in the profitability of Precor.

Segment results

Tupperware

Net sales for the first quarter of 1995 were $330.1 million, an increase of 11 percent from $298.6 million in 1994. Sales and cost of products sold for 1994 have been restated to reflect the reclassification of certain promotional items from delivery, sales, and administrative expense. The sales increase was driven by higher international volume. Segment profit of $43.1 million rose 26 percent from $34.2 million last year. The profit improvement was due to significantly better results in Europe and Latin America, partially offset by a substantial decline in Asia Pacific. Tupperware's international operations accounted for 87 percent of its sales and all of its segment profit.

Tupperware's European sales increased 18 percent to $173.4 million, and profits rose 34 percent. The sales improvement was due to favorable foreign exchange rates as well as increased volume in Germany and South Africa, resulting from continued growth in the average active sales force. The profit growth resulted from the higher sales along with lower marketing, administrative, and promotional expenses, partially offset by higher manufacturing costs. Germany continues to be the dominant unit in the region in terms of both sales and profits. Asia Pacific's sales increased by 5 percent to $72 million, while segment profit declined 32 percent from 1994. The improved sales comparison was driven by favorable foreign exchange rates as well as higher volume in the Philippines and some of the region's smaller markets, offsetting the negative impact of the Kobe earthquake in Japan. The segment profit decline reflects the impact of the earthquake, as well as a less favorable mix of sales and higher operating expenses. In the U.S., sales for the quarter were $43.0 million versus $42.9 million in 1994. The U.S. segment loss was $4.6 million, a $0.2 million improvement from 1994. The favorable comparison was the result of an improved product mix, somewhat offset by higher promotion and selling expenses. Latin American sales rose 5 percent to $36.7 million, and segment profit grew significantly, as substantial improvement in Brazil, growth in Venezuela and continued operational strength in Mexico more than offset the effects of the peso devaluation in Mexico. Canadian sales were $4.5 million, down 17 percent, due to lower volume. The segment loss was reduced slightly due to lower promotional expenses offsetting the effect of the decline in sales.

Food Equipment Group

Net sales for the first quarter of 1995 were $291.5 million, an increase of 14 percent compared with $256.2 million in 1994. Segment profit was $19.7 million, an improvement of 80 percent over the $11.0 million reported in 1994. International operations accounted for 42 percent of segment sales and 24 percent of segment profit for the quarter.

U.S. sales rose 8 percent to $170.4 million due to increases in all markets and across all product lines. Segment profit almost doubled due to the higher volume and nominal price increases. European sales of $102.5 million improved 21 percent over last year, due to favorable foreign exchange rates and improved economies in most markets.
Profits rose 68 percent as the increase in volume more than offset higher operating expenses. Sales of the other international operations rose substantially, reflecting the inclusion in the current year's results of the Australian and Japanese operations that were acquired in the second quarter of 1994, plus improving market conditions in Canada. These operations were close to breakeven in profits in 1995 and 1994. In 1995, improvement in Canada and Japan was offset by foreign exchange losses in Mexico.

Consumer and Decorative Products

Net sales were $228.1 million for the first quarter of 1995, a decrease of 2 percent compared with $233.5 million in 1994. Segment profit was $13.8 million, a 22 percent decline from $17.6 million in 1994.

The sales decline was due to lower volume at Precor and Hartco, which more than offset a volume improvement at West Bend and favorable pricing at Ralph Wilson Plastics. The lower segment profit was driven by a provision for a product recall at West Bend and lower sales at Precor. Improvement at Ralph Wilson Plastics was based on the absence of a provision for adhesive claims, which had been fully reserved by the end of 1994. In the first quarter of 1994, $6 million was provided for this issue. Excluding this amount, 1995 segment profit declined due to higher raw material costs and increased operating expenses related to new product designs to be launched in the second quarter. At Florida Tile, sales increased slightly, but due to improved manufacturing costs and lower operating expenses, segment profit rose significantly from a loss last year. At Hartco, despite a sales decline, improved manufacturing costs and higher pricing due to a favorable product mix led to a profit improvement. West Bend sales showed a strong increase, driven by a substantial rise in sales of breadmakers. The unit had a segment loss, however, due to a provision for a recall of certain breadmakers. Precor's sales and segment profit both declined significantly, driven by a soft retail market for fitness equipment.

Financial Condition

Net cash used in operating activities was $33.5 million in the first quarter of 1995 compared with $2.2 million in the first quarter of 1994. The increase in cash used was due to a smaller decrease in accounts and notes receivable and a larger increase in the level of inventory in 1995 than in 1994. Both of these factors reflect the increase in working capital necessary to support the higher level of business. Overall, working capital turns were similar in the first quarters of 1995 and 1994.

Net cash used in investing activities, mainly for capital expenditures, was $36.4 million and $39.8 million in the first quarters of 1995 and 1994, respectively. Net cash provided by financing activities was $48.8 million in the first quarter of 1995 compared with net cash used of $10.3 million in 1994's first quarter. The variation in net cash flows associated with financing activities primarily reflects the higher cash balance at April 1, 1995 compared with April 2, 1994, along with the financing of the higher level of working capital.

The total debt-to-capital ratio as of the end of the first quarter of 1995 was 32.3 percent, modestly higher than the 29.9 percent at the end of the first quarter of 1994, and significantly higher than the
17.5 percent ratio as of December 31, 1994. The higher ratio as of April 1, 1995 reflects stock repurchases under the company's plan that were funded through borrowings, which more than offset the effect on the ratio of net income generated. Working capital as of April 1, 1995 decreased by $118.0 million from December 31, 1994 as higher short-term borrowings, associated with stock repurchases, were only partially offset by a higher level of inventory and a lower level of accounts payable.

As of April 1, 1995, unused lines of credit were approximately $620 million, including $250 million under an unsecured revolving credit facility which expires in May, 1999. Future cash flows, lines of credit, and other short-term financing are expected to be adequate to fund operating and investing requirements.

On March 14, 1995, the company completed its stock repurchase plan. Under the plan announced in May, 1993, the company repurchased a total of 6 million of its shares of common stock at an average cost of $41 per share. Shares acquired are being used to satisfy stock option exercises. Of the total, 3,396,600 shares at an average cost of $42 per share were repurchased during the first quarter of 1995.



                        PART II

                   OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

   (a)  Exhibits (numbered in accordance with Item 601 of
        Regulation S-K)

        (11) A statement of computation of per share earnings is filed as an exhibit to this Report.

        (27) A Financial Data Schedule for the first quarter of 1995 is filed as an exhibit to this Report


   (b)  Reports on Form 8-K

        During the quarter, the Registrant filed the following current report on Form 8-K:

        Dated March 17, 1995, regarding the completion of the company's share repurchase program.







                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     PREMARK INTERNATIONAL, INC.




                                     By: /s/ Lawrence B. Skatoff
                                        -------------------------
                                           Lawrence B. Skatoff
                                        Senior Vice President and
                                         Chief Financial Officer




                                     By: /s/ Robert W. Hoaglund
                                        -------------------------
                                           Robert W. Hoaglund
                                         Vice President, Control
                                         and Information Systems
                                     (Principal Accounting Officer)




Deerfield, Illinois

May 11, 1995