Form 10-Q
period 1995-07-01
PREMARK INTERNATIONAL INC
filed 1995-08-11
CIK 800575

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549
                             FORM 10-Q

(Mark One)

   [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

                For the 26 weeks ended July 1, 1995

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

As of August 10, 1995, 61,134,484 shares of the Common Stock,
$1.00 par value, of the Registrant were outstanding.

                         PART I
                  FINANCIAL INFORMATION

Item 1. Financial Statements

    a)  Financial Statements of Registrant

                                                           Page
        Index                                             Number

        Condensed Consolidated Statement of Income
        (Unaudited) for the 13 week periods ended
        July 1, 1995 and July 2, 1994....................    2

        Condensed Consolidated Statement of Income
        (Unaudited) for the 26 week period ended
        July 1, 1995 and the 27 week period ended
        July 2, 1994.....................................    3

        Condensed Consolidated Balance Sheet
        (Unaudited) as of July 1, 1995 and
        December 31, 1994................................    4

        Condensed Consolidated Statement of Cash Flows
        (Unaudited) for the 26 week period ended
        July 1, 1995 and the 27 week period ended
        July 2, 1994.....................................    6

        Notes to Condensed Consolidated
        Financial Statements (Unaudited).................    7

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

                   PREMARK INTERNATIONAL, INC.
           CONDENSED CONSOLIDATED STATEMENT OF INCOME
                           (Unaudited)

                                               13 Weeks  13 Weeks
                                                Ended     Ended
                                               July 1,   July 2,
                                                1995      1994<F1>
(In millions, except per share data)           --------  --------

Net sales...................................   $ 889.9   $ 820.5
                                               --------  --------
Costs and expenses:
  Cost of products sold......................    465.2     442.8
  Delivery, sales, and
    administrative expense...................    324.8     295.2
  Interest expense...........................      8.2       6.0
  Interest income............................     (1.6)     (1.4)
  Other income, net..........................     (0.9)     (0.3)
                                               --------  --------
     Total costs and expenses................    795.7     742.3
                                               --------  --------

Income before income taxes...................     94.2      78.2
Provision for income taxes...................     27.1      21.3
                                               --------  --------

Net income...................................     67.1      56.9
Retained earnings, beginning of period.......    611.4     439.8
Cash dividends declared......................    (16.5)    (12.7)
Cost of treasury stock issued in excess
  of option exercise proceeds................     (5.3)     (1.1)
                                               --------  --------
Retained earnings, end of period.............  $ 656.7   $ 482.9
                                               ========  ========

Net income per common and
  common equivalent share....................  $  1.06   $  0.86
                                               ========  ========

Average number of
  common shares outstanding..................     63.3      66.3
                                               ========  ========

Dividends declared per common share..........  $  0.27   $  0.20
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

See accompanying Notes to Condensed Consolidated Financial
Statements (Unaudited).

                   PREMARK INTERNATIONAL, INC.
           CONDENSED CONSOLIDATED STATEMENT OF INCOME
                           (Unaudited)

                                            26 Weeks   27 Weeks
                                              Ended      Ended
                                             July 1,    July 2,
                                               1995      1994<F1>
(In millions, except per share data)        ---------  ---------

Net sales.................................  $1,739.6   $1,608.8
                                            ---------  ---------
Costs and expenses:
  Cost of products sold...................     911.4      865.4
  Delivery, sales, and
    administrative expense................     658.0      602.0
  Interest expense........................      14.2       12.3
  Interest income.........................      (3.2)      (2.9)
  Other (income) expense, net.............      (1.0)       1.9
                                            ---------  ---------
     Total costs and expenses.............   1,579.4    1,478.7
                                            ---------  ---------

Income before income taxes................     160.2      130.1
Provision for income taxes................      46.6       35.4
                                            ---------  ---------
Net income................................     113.6       94.7
Retained earnings, beginning of period....     579.8      418.7
Cash dividends declared...................     (28.7)     (21.6)
Cost of treasury stock issued
  in excess of option exercise proceeds...      (8.0)      (8.9)
                                            ---------  ---------
Retained earnings, end of period..........  $  656.7   $  482.9
                                            =========  =========

Net income per common
  and common equivalent share.............  $   1.77    $  1.42
                                            =========   ========
Average number of common shares
  outstanding.............................      64.3       66.6
                                            =========   ========

Dividends declared per common share.......  $   0.47    $  0.34
                                            =========   ========

<F1>  Net sales and cost of products sold have been restated to reflect the reclassification of certain promotional items from delivery, sales, and administrative expense.

See accompanying Notes to Condensed Consolidated Financial
Statements (Unaudited).

                   PREMARK INTERNATIONAL, INC.
              CONDENSED CONSOLIDATED BALANCE SHEET
                             ASSETS
                          (Unaudited)

                                          July 1,    December 31,
                                           1995          1994
(In millions)                            ---------     ---------

Cash and cash equivalents............    $  104.4      $  120.8

Accounts and notes receivable........       539.5         509.1
  Less allowances for
    doubtful accounts................       (45.7)        (43.5)
                                         ---------     ---------
                                            493.8         465.6

Inventories..........................       605.9         512.5
Deferred income tax benefits.........       126.5         120.9
Prepaid expenses.....................        72.2          54.3
                                         ---------     ---------
  Total current assets...............     1,402.8       1,274.1
                                         ---------     ---------

Investments, long-term receivables,
  and deferred charges...............       224.7         217.5
  Less allowances for
    doubtful accounts................       (26.4)        (22.7)
                                         ---------     ---------
                                            198.3         194.8

Property, plant, and equipment.......     1,863.0       1,753.2
  Less accumulated depreciation......    (1,131.4)     (1,041.4)
                                         ---------     ---------
                                            731.6         711.8

Intangibles, less accumulated
  amortization.......................       175.1         177.2
                                         ---------     ---------

Total assets.........................    $2,507.8      $2,357.9
                                         =========     =========

See accompanying Notes to Condensed Consolidated Financial
Statements (Unaudited).

                   PREMARK INTERNATIONAL, INC.
              CONDENSED CONSOLIDATED BALANCE SHEET
              LIABILITIES AND SHAREHOLDERS' EQUITY
                           (Unaudited)

                                           July 1,   December 31,
                                            1995         1994
(In millions)                             ---------     --------


Accounts payable.....................     $  176.3      $  218.8
Short-term borrowings and current
  portion of long-term debt..........        226.6          83.6
Accrued liabilities..................        635.7         618.2
                                          ---------     ---------
  Total current liabilities..........      1,038.6         920.6
                                          ---------     ---------

Long-term debt.......................        197.6         122.3
Accrued postretirement
  benefit cost.......................        153.9         151.4
Deferred income taxes................         12.9           9.9
Other liabilities....................        168.8         181.4
Shareholders' equity:
  Preferred stock, $1.00 par value,
    authorized 50,000,000 shares;
    issued -- none...................          -             -
  Common stock, $1.00 par value,
    authorized 200,000,000 shares;
    issued -- 69,003,840 shares......         69.0          69.0
  Capital surplus....................        571.7         571.7
  Retained earnings..................        656.7         579.8
  Treasury stock, 7,978,549 shares
    at July 1, 1995, and 5,105,347
    shares at December 31, 1994,
    at cost..........................       (252.2)       (125.6)
  Unearned portion of restricted
    stock issued for future service..         (1.2)         (0.3)
  Cumulative foreign currency
    adjustments......................       (108.0)       (122.3)
                                          ---------     ---------
  Total shareholders' equity.........        936.0         972.3
                                          ---------     ---------
  Total liabilities and
    shareholders' equity.............     $2,507.8      $2,357.9
                                          =========     =========

See accompanying Notes to Condensed Consolidated Financial
Statements (Unaudited).

                   PREMARK INTERNATIONAL, INC.
         CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Unaudited)

                                             26 Weeks   27 Weeks
                                               Ended      Ended
                                              July 1,    July 2,
                                                1995      1994
(In millions)                                ---------  ---------

Cash flows from operating activities:
  Net income.........................         $ 113.6    $  94.7
  Adjustment to reconcile net
    income to net cash provided
    by operating activities:
      Depreciation and amortization..            67.9       59.2
  Changes in assets and liabilities:
      (Increase) decrease in accounts
        and notes receivable.........           (14.5)       4.1
      Increase in inventory..........           (81.8)     (52.4)
      Decrease in accounts payable
        and accrued liabilities......           (64.1)     (26.9)
      (Decrease) increase in
        income taxes payable.........            (8.0)       0.7
      Increase in deferred
        income taxes.................            (4.1)      (3.3)
      Increase in prepaid expenses...           (15.9)      (6.1)
  Other..............................             8.1       (2.9)
                                              --------   --------
    Net cash provided by
        operating activities.........             1.2       67.1
                                              --------   --------
Cash flows from investing activities:
  Capital expenditures...............           (64.3)     (70.9)
  Other..............................            (5.4)      (7.5)
                                              --------   --------
    Net cash used in
        investing activities.........           (69.7)     (78.4)
                                              --------   --------
Cash flows from financing activities:
  Net increase in short-term debt....           208.2      176.1
  Repayment of long-term debt........            (0.2)    (150.6)
  Proceeds from exercise of
    stock options....................             6.6        6.3
  Purchase of treasury stock.........          (147.3)     (45.3)
  Payment of dividends...............           (25.0)     (17.9)
                                              --------   --------
    Net cash provided by (used in)
        financing activities.........            42.3      (31.4)
                                              --------   --------
Effect of exchange rate changes on
  cash and cash equivalents..........             9.8        0.9
                                              --------   --------
Net decrease in cash
  and cash equivalents...............         $ (16.4)   $ (41.8)
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

Premark's (the Company) fiscal year ends on the last Saturday of December. Fiscal 1995 will consist of 52 weeks compared with 53 weeks in 1994. As a result, the first half includes 26 weeks in 1995 compared with 27 weeks in 1994. Certain prior year amounts have been reclassified to conform with the current year's presentation.


Note 2:  Inventories

Inventories, by component, are summarized as follows (in millions):

                                     July 1,   December 31,
                                      1995         1994
                                    --------     --------
Finished goods....................  $ 313.5      $ 257.0
Work in process...................     83.5         62.5
Raw materials and supplies........    208.9        193.0
                                    --------     --------
    Total inventories.............  $ 605.9      $ 512.5
                                    ========     ========


Note 3:  Share Repurchase

In August 1995, the Company announced it would repurchase 6 million of its shares of common stock, with volume and timing to depend on market conditions. The shares acquired will be used for general corporate purposes. Through August 10, 1995, no shares had been repurchased under this program. The Company completed its previous share repurchase, which was announced in May 1993, in March 1995. Under that program 6 million shares were repurchased including 3,396,600 shares in 1995's first quarter.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

The following is a discussion of the results of operations for the 13 weeks and 26 weeks ended July 1, 1995, compared with the 13 weeks and 27 weeks ended July 2, 1994, and changes in financial condition during the 26 weeks ended July 1, 1995. The prior year's first half included 27 weeks because the Company's fiscal year ends on the last Saturday of December and included 53 weeks in 1994. Certain prior year amounts have been reclassified to conform with the current year's presentation.

Net Sales

Net sales for the second quarter of 1995 were $889.9 million, an increase of 9 percent compared with net sales of $820.5 million in 1994. In the first half of 1995, net sales rose to $1.7 billion, which was an improvement of 8 percent from 1994's net sales of $1.6 billion. Net sales increased in the second quarter of 1995 due to continued strength at Tupperware and the Food Equipment Group. Sales in the Consumer and Decorative Products group were essentially flat. For the first half of 1995, Tupperware and the Food Equipment Group generated strong increases in net sales, while net sales of the Consumer and Decorative Products segment were down slightly compared with 1994. Foreign exchange rate differences accounted for 4 percentage points of the net sales increase in the second quarter and 3 percentage points of the increase in the first half.

Costs and Expenses

Cost of products sold as a percentage of net sales was 52.3 percent for the second quarter of 1995 compared with 54.0 percent for the second quarter of 1994. For the first half, the rates in 1995 and 1994 were 52.4 percent and 53.8 percent, respectively. The 1995 improvements were primarily due to the absence of 1994's provision for adhesive claims and lower costs at Tupperware U.S. Delivery, sales, and administrative expense as a percentage of sales at 36.5 percent and 37.8 percent for the second quarter and first half of 1995, respectively, was comparable with the 1994 ratios of 36.0 percent and 37.4 percent.

Provision for Income Taxes

The effective tax rate for the second quarter and first half of 1995 was 28.8 percent and 29.1 percent, respectively, compared with
27.2 percent for both periods in 1994 and 27.5 percent for all of 1994. The lower 1994 rates primarily reflect a reduction in the valuation allowance against deferred tax assets.

Net Income

Net income for the second quarter of 1995 rose 18 percent to $67.1 million, or $1.06 per share, from $56.9 million, or 86 cents per share in 1994. For the first half of 1995, net income was $113.6 million, or $1.77 per share, a 20 percent increase from $94.7 million, or $1.42 per share in 1994. The increases in both periods were the result of substantial improvement in the profitability of Tupperware, including the favorable impact of foreign exchange, the Food Equipment Group, Wilsonart, and Florida Tile. These improvements were only partially offset by declines at Hartco and Precor, and at West Bend for the first half due to the provision for a product recall in the first quarter.

Segment Results

Tupperware

Net sales for the second quarter of 1995 were $350.9 million, an increase of 10 percent from $320.0 million in 1994. Excluding foreign exchange, net sales rose 4 percent on higher volume in Asia Pacific and Latin America, which offset a decline in Europe. For the first half, net sales increased 10 percent from $618.6 million in 1994 to $681.0 million in 1995. The increase was primarily due to favorable foreign exchange in Europe and Asia Pacific and higher volume in Latin America. Tupperware's international operations accounted for 83 percent of its sales for the second quarter and 85 percent for the first half of 1995.

Segment profit for the second quarter of 1995 was $65.7 million, a 20 percent improvement over $54.6 million last year. For the first half of 1995, segment profit was $108.8 million, an increase of 22 percent from $88.8 million in 1994. Excluding foreign exchange, profit rose 11 percent in the second quarter on strong results in Latin America and improvement in Europe. The first half improvement of 12 percent without foreign exchange, was led by a strong increase in Europe and continued strength in Latin America. Tupperware's international operations accounted for 89 percent of its segment profit for the second quarter and 98 percent for the first half of 1995.

For the quarter, Tupperware's European sales increased 8 percent to $140.8 million, and profits increased 23 percent. Excluding the impact of favorable foreign exchange rates, sales were 4 percent lower than 1994 primarily due to declines in France, Scandinavia, Spain, and the United Kingdom. Profit growth was 6 percent compared with 1994, excluding the impact of favorable foreign exchange rates, mainly due to lower administrative expenses, a lower operating expense structure in the United Kingdom, and improved profitability in South Africa that more than offset declines in Scandinavia and France. Asia Pacific sales increased 17 percent to $98.1 million and segment profit grew 20 percent.
The improved sales were the result of higher volume in the Philippines and Korea as well as favorable foreign exchange. The higher sales, as well as operating expense savings in Japan, led to the increased profits. In the U.S., sales of $61.2 million for the quarter were essentially even with 1994, reflecting lower sales force productivity. Segment profit at $8.0 million was flat compared with 1994. Latin America sales for the quarter rose 16 percent to $42.4 million and profit was up sharply primarily due to continued strength in Brazil, and despite the impact of unfavorable foreign exchange rate fluctuations in Mexico. In Mexico, sales were significantly higher in local currency terms as a result of strong promotional programs and price increases, but dollar sales and segment profit were both lower due to the peso's weakness. Canadian sales were $8.0 million, up 18 percent due to a larger sales force. Segment profit grew by 59 percent due to the higher sales.

For the first half, Tupperware Europe reported a 14 percent sales increase primarily due to the favorable impact of foreign exchange. Excluding this impact, sales were flat when compared with 1994 as volume increases in Germany, South Africa, and Italy were offset by declines in France, the United Kingdom, and Spain. Segment profit rose 29 percent. Excluding the favorable exchange rate impact, segment profit increased 11 percent primarily due to better performance in Germany, the United Kingdom, Italy, and South Africa. Asia Pacific sales showed strong improvement primarily due to the weaker U.S. dollar. Segment profit improved modestly as the favorable impact of foreign exchange and higher volume in the Philippines and in some of the region's smaller markets were partially offset by the impact of the Kobe earthquake in Japan. However, segment profit decreased 10 percent excluding foreign exchange. Despite flat sales in the U.S., segment profit rose $0.2 million to $3.3 million in 1995 as manufacturing efficiencies more than offset higher promotional costs. Latin America posted strong improvement in sales and significantly higher profits primarily driven by higher volume in Brazil and Venezuela and an improved sales mix in Brazil. Excluding the impact of unfavorable foreign exchange rate fluctuations, sales improved 55 percent over 1994. Canada's segment profit improved significantly over a break-even position last year due to strong sales in the second quarter.

Food Equipment Group

Net sales for the second quarter of 1995 were $312.6 million, an increase of 14 percent compared with $275.1 million in 1994. For the first half, net sales also increased 14 percent from $531.3 million in 1994 to $604.1 million in 1995. The increases in both periods were the result of improved volume in the U.S. and Europe. International operations accounted for 43 percent and 42 percent of segment sales in the second quarter and first half, respectively.

For the second quarter, segment profit of $21.4 million was 19 percent higher than 1994's $18.0 million primarily due to continued strength in U.S. sales volume that was only partially offset by a decline in Europe. For the first half, segment profit grew to $41.1 million from $29.0 million in 1994 on solid growth in the U.S. and smaller improvements in Europe and Canada. International operations accounted for 17 percent and 20 percent of segment profit for the second quarter and first half, respectively.

U.S. sales rose 7 percent for the second quarter and 8 percent for the first half due to increases in all markets and across all product lines. Segment profit increased 38 percent and 57 percent, respectively, over the second quarter and first half of last year, due to higher volume and nominal price increases.

European sales were up 28 percent and 25 percent for the second quarter and first half, respectively, largely due to the acquisition of Ungermann, a German bakery refrigeration equipment company, and the favorable impact of foreign exchange rate comparisons. Excluding both acquisition and foreign exchange impacts, sales increased 6 percent for the quarter and 7 percent for the first half compared with 1994, primarily led by gains in France, Germany, and the United Kingdom. Despite the sales improvement, profits declined 38 percent in the second quarter while showing a 10 percent improvement for the first half. Excluding the Ungermann acquisition, profits improved 11 percent and 37 percent for the second quarter and first half, respectively, due to improved economies in most markets. Sales of the other international operations in the second quarter grew 3 percent on higher pricing and less discounting in Canada, only partially offset by volume declines in Japan. Despite the sales growth, profits decreased 12 percent due to weakness in Japan and other Far East units, which more than offset stronger Canadian results. For the first half, sales grew by 15 percent primarily led by Canada, Australia, and Japan. However, segment profit decreased 19 percent due to higher expenses in Japan and Mexico.

Consumer and Decorative Products

Net sales were $226.4 million for the second quarter of 1995, an increase of 1 percent compared with $225.4 million in 1994. For the first half, sales declined 1 percent from $458.9 million in 1994 to $454.5 million in 1995. Segment profit for the second quarter was $20.6 million, a 22 percent increase from $16.9 million in 1994. For the first half, segment profit was flat with 1994 at $34.4 million.

Sales growth in the second quarter was driven primarily by the Decorative Products group, with Wilsonart showing the largest improvement. The Company's Ralph Wilson Plastics unit changed its name to Wilsonart International in the second quarter. Sales at West Bend and Precor were unfavorable to 1994 in the second quarter. Higher segment profit in the quarter and first half was led by Wilsonart and Florida Tile, which more than offset declines
at all other units.   Improvement at Wilsonart was based on the
absence of a provision for adhesive claims, which had been fully reserved by the end of 1994. In the second quarter of 1994, $6 million was provided for this issue, and for the first half of 1994, $12 million was provided. Excluding these amounts, segment profit declined for both periods due to higher raw material costs and increased operating expenses related to new product designs launched in June 1995. At Florida Tile, sales increased slightly in both the second quarter and the first half while profits improved significantly over a loss for the first half in 1994. Lower manufacturing costs and higher prices provided the profit growth. At Hartco, despite a slight sales increase, higher new product marketing expenses led to a profit decline in the second quarter. For the half, profits declined due to lower volume and higher marketing expenses. West Bend reported lower sales and profits in the second quarter primarily due to retailer bread maker returns, associated with a recall made in the first quarter. For the first half, sales improved mainly as a result of strong bread maker sales. However, lower profits were reported in the half due to a provision for the bread maker recall and higher manufacturing costs at Premiere Cookware. Precor's sales and segment profit for the quarter and first half were down on lower volume primarily driven by an increasingly competitive market for fitness equipment.

Financial Condition

Net cash provided by operating activities in the first half of 1995 was $1.2 million compared with $67.1 million in the first half of 1994. The lower cash generation in 1995 reflects larger increases in accounts receivable and inventories and a larger decrease in accounts payable and accrued liabilities than in 1994, which more than offset 1995's higher net income.

Net cash used in investing activities was primarily for capital expenditures and totaled $69.7 million and $78.4 million in 1995 and 1994, respectively. Cash provided by financing activities was $42.3 million in the first half of 1995 compared with cash used in financing activities of $31.4 million in the first half of 1994. The variation in net cash flows associated with financing activities primarily reflects the financing of a higher level of working capital in 1995 as compared with 1994.

The total debt-to-capital ratio as of the end of the second quarter of 1995 was 31.2 percent, compared with 28.3 percent at the end of the second quarter of 1994, and 17.5 percent as of December 31, 1994. The higher ratio as of July 1, 1995, is mainly due to first quarter 1995 stock repurchases under the Company's plan that were funded through borrowings that more than offset the effect of net income on the ratio. As of July 1, 1995, $75 million of the Company's commercial paper borrowings were classified as long term. This amount represents the portion of such borrowings expected to be outstanding throughout the succeeding twelve months. Working capital as of July 1, 1995, increased by $10.7 million from December 31, 1994. The most significant changes among the components of working capital were increases in accounts receivable, inventories, short-term borrowings, and a decrease in accounts payable.

As of July 1, 1995, unused lines of credit were approximately $590 million, including $250 million under an unsecured revolving credit facility that expires in May 1999. Future cash flows, lines of credit, and other short-term financing are expected to be adequate to fund operating and investing requirements.

In August 1995, the Company announced it would repurchase 6 million of its shares, with volume and timing to depend on market conditions. Purchases will be made in the open market or through other transactions and will be financed through cash flow from operations or issuance of additional debt. Through August 10, 1995, no shares had been purchased under this program.

The Company's previous stock repurchase plan was announced in May 1993 and completed on March 14, 1995. Under that plan, the Company repurchased a total of 6 million of its shares of common stock at an average cost of $41 per share. Of the total, 3,396,600 shares at an average cost of $42 per share were repurchased during the first quarter of 1995.

                              PART II

                        OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

The 1995 annual meeting of shareholders of the Registrant occurred on May 3, 1995. The following matters were voted upon at the meeting: the election as a director of the Registrant of each of Warren L. Batts, Ruth M. Davis, Lloyd C. Elam, John B. McKinnon, and E. V. Goings; and the ratification of the appointment of Price Waterhouse as independent auditors of the Registrant. The results of the voting were as follows:

                                  Votes
                   Votes          Against/                Broker
Matter Voted       For            Withheld*   Abstained   Non-Votes

Election of
Warren L. Batts    54,975,305     290,769        N/A           0

Election of
Ruth M. Davis      54,957,966     308,108        N/A           0

Election of
Lloyd C. Elam      54,961,691     304,383        N/A           0

Election of
John B. McKinnon   55,065,185     200,889        N/A           0

Election of
E. V. Goings       54,978,110     287,964        N/A           0

Approval of
Price Waterhouse   55,012,747      59,881    193,446           0

*Numbers shown for Director elections are votes withheld. For other matters voted upon, numbers shown are votes against.

In addition to the directors elected at the meeting, the directors of the Registrant whose terms of office continued after the meeting are: William O. Bourke, Clifford J. Grum, Joseph
E. Luecke, Bob Marbut, David R. Parker, Robert M. Price, James M.
Ringler, and Janice D. Stoney.


Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits (numbered in accordance with Item 601 of
         Regulation S-K)

         (11) A statement of computation of per share earnings is filed as an exhibit to this Report.

         (27) A Financial Data Schedule for the second quarter of 1995 is filed as an exhibit to this Report.

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




Deerfield, Illinois
August 11, 1995

                      EXHIBIT INDEX


Exhibit No.              Description

(11)           A statement of the computation
               of per share earnings is filed
               as an exhibit to this Report.

(27)           A Financial Data Schedule for
               the second quarter of 1995 is
               filed as an exhibit to this
               Report.