Form 10-Q
period 1995-09-30
PREMARK INTERNATIONAL INC
filed 1995-11-14
CIK 800575

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549
                             FORM 10-Q

(Mark One)

   [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

                For the 39 weeks ended September 30, 1995


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

As of November 10, 1995, 61,211,645 shares of the Common Stock,
$1.00 par value, of the Registrant were outstanding.

                            PART I
                     FINANCIAL INFORMATION

Item 1. Financial Statements

    a)  Financial Statements of Registrant

                                                           Page
        Index                                             Number

        Condensed Consolidated Statement of Income
        (Unaudited) for the 13 week periods ended
        September 30, 1995 and October 1, 1994...........    2

        Condensed Consolidated Statement of Income
        (Unaudited) for the 39 week period ended
        September 30, 1995 and the 40 week period
        ended October 1, 1994............................    3

        Condensed Consolidated Balance Sheet
        (Unaudited) as of September 30, 1995 and
        December 31, 1994................................    4

        Condensed Consolidated Statement of Cash Flows
        (Unaudited) for the 39 week period ended
        September 30, 1995 and the 40 week period
        ended October 1, 1994............................    6

        Notes to Condensed Consolidated
        Financial Statements (Unaudited).................    7

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

                   PREMARK INTERNATIONAL, INC.
          CONDENSED CONSOLIDATED STATEMENT OF INCOME
                           (Unaudited)

                                                 13 Weeks Ended
                                               ------------------
                                               Sept. 30, Oct. 1,
                                                 1995     1994<F1>
(In millions, except per share data)           --------  --------

Net sales....................................  $ 848.6   $ 812.2
                                               --------  --------

Costs and expenses:
  Cost of products sold......................    465.5     448.8
  Delivery, sales, and
    administrative expense...................    313.2     302.7
  Interest expense...........................      8.0       6.1
  Interest income............................     (1.5)     (1.2)
  Other expense, net.........................      1.8       0.2
                                               --------  --------
     Total costs and expenses................    787.0     756.6
                                               --------  --------

Income before income taxes...................     61.6      55.6
Provision for income taxes...................     14.8      14.7
                                               --------  --------

Net income...................................     46.8      40.9
Retained earnings, beginning of period.......    656.7     482.9
Cash dividends declared......................    (16.5)    (12.7)
Cost of treasury stock issued
  in excess of option exercise proceeds......     (4.0)     (2.9)
                                               --------  --------
Retained earnings, end of period.............  $ 683.0   $ 508.2
                                               ========  ========

Net income per common and
  common equivalent share....................  $  0.74   $  0.62
                                               ========  ========

Average number of common and common
  equivalent shares outstanding..............     63.5      66.4
                                               ========  ========

Dividends declared per common share..........  $  0.27   $  0.20
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

See accompanying Notes to Condensed Consolidated Financial
Statements (Unaudited).

                   PREMARK INTERNATIONAL, INC.
           CONDENSED CONSOLIDATED STATEMENT OF INCOME
                           (Unaudited)

                                             39 Weeks   40 Weeks
                                               Ended      Ended
                                             Sept. 30,   Oct. 1,
                                                1995      1994<F1>
(In millions, except per share data)         ---------  ---------

Net sales..................................  $2,588.2   $2,421.0
                                             ---------  ---------

Costs and expenses:
  Cost of products sold....................   1,376.9    1,314.2
  Delivery, sales, and
    administrative expense.................     971.2      904.7
  Interest expense.........................      22.2       18.4
  Interest income..........................      (4.7)      (4.1)
  Other expense, net.......................       0.8        2.1
                                             ---------  ---------
     Total costs and expenses..............   2,366.4    2,235.3
                                             ---------  ---------

Income before income taxes.................     221.8      185.7
Provision for income taxes.................      61.4       50.1
                                             ---------  ---------

Net income.................................     160.4      135.6
Retained earnings, beginning of period.....     579.8      418.7
Cash dividends declared....................     (45.2)     (34.3)
Cost of treasury stock issued
  in excess of option exercise proceeds....     (12.0)     (11.8)
                                             ---------  ---------
Retained earnings, end of period...........  $  683.0   $  508.2
                                             =========  =========

Net income per common and
  common equivalent share..................  $   2.51   $   2.04
                                             =========  =========

Average number of common and common
  equivalent shares outstanding............      64.0       66.5
                                             =========  =========

Dividends declared per common share........  $   0.74   $   0.54
                                             =========  =========

<F1>  Net sales and cost of products sold have been restated to reflect the reclassification of certain promotional items from delivery, sales, and administrative expense.

See accompanying Notes to Condensed Consolidated Financial
Statements (Unaudited).

                   PREMARK INTERNATIONAL, INC.
              CONDENSED CONSOLIDATED BALANCE SHEET
                             ASSETS
                           (Unaudited)

                                            Sept. 30,   Dec. 31,
                                              1995        1994
(In millions)                               ---------  ---------

Cash and cash equivalents..............     $   88.8   $  120.8

Accounts and notes receivable..........        563.8      509.1
  Less allowances for
    doubtful accounts..................        (45.5)     (43.5)
                                            ---------  ---------
                                               518.3      465.6

Inventories............................        597.7      512.5
Deferred income tax benefits...........        125.7      120.9
Prepaid expenses.......................         72.9       54.3
                                            ---------  ---------
  Total current assets.................      1,403.4    1,274.1
                                            ---------  ---------

Investments, long-term receivables,
  and deferred charges.................        210.1      217.5
  Less allowances for
    doubtful accounts..................        (28.9)     (22.7)
                                            ---------  ---------
                                               181.2      194.8

Property, plant and equipment..........      1,857.5    1,753.2
  Less accumulated depreciation........     (1,128.2)  (1,041.4)
                                            ---------  ---------
                                               729.3      711.8

Intangibles, less accumulated
  amortization.........................        175.6      177.2
                                            ---------  ---------

Total assets...........................     $2,489.5   $2,357.9
                                            =========  =========

See accompanying Notes to Condensed Consolidated Financial
Statements (Unaudited).

                   PREMARK INTERNATIONAL, INC.
              CONDENSED CONSOLIDATED BALANCE SHEET
              LIABILITIES AND SHAREHOLDERS' EQUITY
                           (Unaudited)

                                             Sept. 30,  Dec. 31,
(Dollars in millions                           1995       1994
  except per share amounts)                  ---------  --------

Accounts payable.........................    $  175.7   $  218.8
Short-term borrowings and current
  portion of long-term debt..............       206.5       83.6
Accrued liabilities......................       630.3      618.2
                                             ---------  ---------
  Total current liabilities..............     1,012.5      920.6
                                             ---------  ---------

Long-term debt...........................       197.6      122.3
Accrued postretirement
  benefit cost...........................       155.1      151.4
Deferred income taxes....................        13.1        9.9
Other liabilities........................       155.2      181.4

Shareholders' equity:
  Preferred stock, $1.00 par value,
    authorized 50,000,000 shares;
    issued -- none.......................         -          -
  Common stock, $1.00 par value,
    authorized 200,000,000 shares;
    issued -- 69,003,840 shares..........        69.0       69.0
  Capital surplus........................       571.7      571.7
  Retained earnings......................       683.0      579.8
  Treasury stock, 7,806,575 shares
    at September 30, 1995, and 5,105,347
    shares at December 31, 1994,
    at cost..............................      (247.5)    (125.6)
  Unearned portion of restricted
    stock issued for future service......        (1.0)      (0.3)
  Cumulative foreign currency
    adjustments..........................      (119.2)    (122.3)
                                             ---------  ---------
  Total shareholders' equity.............       956.0      972.3
                                             ---------  ---------
  Total liabilities and
    shareholders' equity.................    $2,489.5   $2,357.9
                                             =========  =========

See accompanying Notes to Condensed Consolidated Financial
Statements (Unaudited).

                   PREMARK INTERNATIONAL, INC.
         CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Unaudited)

                                             39 Weeks   40 Weeks
                                               Ended      Ended
                                             Sept. 30,   Oct. 1,
                                                1995      1994
(In millions)                                ---------  ---------

Cash flows from operating activities:
  Net income............................     $  160.4   $  135.6
  Adjustment to reconcile net
    income to net cash provided
    by operating activities:
      Depreciation and amortization.....         98.4       91.7
  Changes in assets and liabilities:
      Increase in accounts
        and notes receivable............        (45.2)     (19.4)
      Increase in inventory.............        (80.3)     (66.9)
      Decrease in accounts payable
        and accrued liabilities.........        (64.7)      (5.4)
      (Decrease) increase in
        income taxes payable............        (13.7)       3.5
      Increase in deferred
        income taxes....................         (4.0)      (2.7)
      Decrease (increase) in
        prepaid expenses................          3.3      (36.6)
  Other.................................          0.5       (3.8)
                                              --------   --------
    Net cash provided by
        operating activities............         54.7       96.0
                                              --------   --------

Cash flows from investing activities:
  Capital expenditures..................       (106.2)     (98.5)
  Other.................................         (5.0)      (9.4)
                                              --------   --------
    Net cash used in
        investing activities............       (111.2)    (107.9)
                                              --------   --------

Cash flows from financing activities:
  Net increase
    in short-term debt..................        200.6      158.1
  Repayment of long-term debt...........         (0.1)    (151.1)
  Proceeds from exercise of
    stock options.......................          9.1        8.9
  Purchase of treasury stock............       (148.1)     (49.8)
  Payment of dividends..................        (41.5)     (30.6)
                                              --------   --------
    Net cash provided by (used in)
        financing activities............         20.0      (64.5)
                                              --------   --------

Effect of exchange rate changes on
  cash and cash equivalents..........             4.5       (2.2)
                                              --------   --------
Net decrease in cash
  and cash equivalents...............         $ (32.0)   $ (78.6)
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

Premark's (the Company) fiscal year ends on the last Saturday of December. Fiscal 1995 will consist of 52 weeks compared with 53 weeks in 1994. As a result, the first three quarters include 39 weeks in 1995 compared with 40 weeks in 1994. Certain prior year amounts have been reclassified to conform with the current year's presentation.


Note 2:  Inventories

Inventories, by component, are summarized as follows (in millions):

                                  September 30,  December 31,
                                      1995           1994
                                    --------       --------

Finished goods....................  $ 310.2        $ 257.0
Work in process...................     80.2           62.5
Raw materials and supplies........    207.3          193.0
                                    --------       --------
    Total inventories.............  $ 597.7        $ 512.5
                                    ========       ========


Note 3:  Stock Repurchase

In August 1995, the Company announced the authorization by its board of directors of the repurchase of 6 million of its shares of common stock, with volume and timing to depend on market conditions. The shares acquired will be used for general corporate purposes. Through September 30, 1995, and November 10, 1995, 30,000 shares and 110,000 shares at an average cost of $52 and $50, respectively, had been repurchased under this program. The Company completed its previous share repurchase, which was announced in May 1993, in March 1995. Under that program 6 million shares were repurchased including 3,396,600 shares in 1995's first quarter.

Note 4:   Pro Rata Distribution of Tupperware Stock

On November 1, 1995, the Company's board of directors authorized management to establish its Tupperware subsidiary as an independent company through a stock distribution to Premark shareholders. The distribution is subject to approval by the board of directors of definitive agreements for the separation and the outcome of a ruling request from the Internal Revenue Service as to the qualification of the distribution as a tax-free event.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

The following is a discussion of the results of operations for the 13 weeks and 39 weeks ended September 30, 1995, compared with the 13 weeks and 40 weeks ended October 1, 1994, and changes in financial condition during the 39 weeks ended September 30, 1995. The prior year's first three quarters included 40 weeks because the Company's fiscal year ends on the last Saturday of December and included 53 weeks in 1994. Certain prior year amounts have been reclassified to conform with the current year's presentation.

Net Sales

Net sales for the third quarter of 1995 were $848.6 million, an increase of almost 5 percent compared with net sales of $812.2 million in 1994. In the first nine months of 1995, net sales rose to $2.6 billion, which was an improvement of 7 percent from 1994's net sales of $2.4 billion. All three segments contributed to the net sales increases for both the three and nine month periods, with the Food Equipment Group and Tupperware accounting for the majority of the improvement.

Costs and Expenses

Cost of products sold as a percentage of net sales was 54.9 percent for the third quarter of 1995 compared with 55.2 percent for the third quarter of 1994. For the first three quarters, the rate was 53.2 percent in 1995 and 54.3 percent in 1994. The decreases result from the absence of 1994's provision for adhesive claims at Wilsonart. Delivery, sales, and administrative expense as a percentage of net sales was 36.9 percent in 1995's third quarter compared with 37.3 percent in 1994. For the year to date period, the rates were 37.5 percent and 37.4 percent in 1995 and 1994, respectively.

Provision for Income Taxes

The effective tax rate for the third quarter and first three quarters of 1995 was 24.1 percent and 27.7 percent, respectively, compared with 26.5 percent and 27.0, respectively in the 1994 periods and 27.5 percent for all of 1994. The lower rate for the third quarter of 1995 reflects the favorable resolution of certain tax contingencies.

Net Income

Net income for the third quarter of 1995 rose 15 percent to $46.8 million, or 74 cents per share, from $40.9 million, or 62 cents per share in 1994. For the first three quarters of 1995, net income rose to $160.4 million, or $2.51 per share, from $135.6 million, or $2.04 per share in 1994. For the quarter, the improvement was led by Tupperware's international operations along with the absence of 1994's provision by Wilsonart for adhesives claims. These favorable factors were only partially offset by a loss at Tupperware U.S. due to lower sales, lower volume at Wilsonart, and higher interest expense. The year-to-date increase reflects improvement at Tupperware Latin America and Europe and the Food Equipment Group in the U.S., improved profitability at Florida Tile, and the absence of the Wilsonart adhesive provision. Partially offsetting these factors were the impact of lower volume at Tupperware U.S. and Wilsonart and the first quarter provision for the West Bend bread maker recall. Foreign exchange accounted for 4 percentage points of the 18 percent increase for the first three quarters, and was not significant in the quarterly comparison.

Segment Results

Tupperware

Net sales for the third quarter of 1995 were $292.3 million, an increase of 4 percent from $280.1 million in 1994. The 1995 increase was from improvement internationally, which offset a decline in the U.S. For the first three quarters, net sales increased 8 percent from $898.7 million in 1994 to $973.3 million in 1995. The increase was primarily due to favorable foreign exchange in Europe and Asia Pacific, along with improved operating performance in Latin America, partially offset by a decline in the United States. Tupperware's international operations accounted for 85 percent of its sales in both the third quarter and first three quarters of 1995.

Segment profit for the third quarter of 1995 was $25.3 million, a 3 percent improvement over $24.6 million last year. For the first three quarters of 1995, segment profit was $134.1 million, an increase of 18 percent from $113.4 million in 1994. Excluding foreign exchange, profit rose 9 percent and 12 percent in the third quarter and year-to-date periods, respectively, on improved performance by international operations, which was partially offset by losses in the U.S.

For the quarter, Tupperware's European sales increased 6 percent to $107.1 million, and profits increased by 31 percent. Excluding foreign exchange, sales were even with 1994 as volume related increases in Austria, Italy, and some of the smaller markets were offset by lower volume in Germany, France, and Scandinavia. Segment profit was 19 percent higher in 1995, after excluding the favorable impact of foreign exchange, due to the benefit of lower regional administrative expenses and a lower operating expense structure in the United Kingdom. Asia Pacific sales increased 9 percent to $86.9 million, and segment profit grew by 21 percent. The sales increase was mainly the result of higher volume in Japan, the Philippines, and Korea. The profit increase resulted from the higher sales volume, which outweighed higher operating expenses in Japan and lower margins in the Philippines. The U.S., with sales of $45.2 million in 1995, compared with $56.3 million in 1994, had a segment loss of $4.6 million in 1995, compared with segment profit of $2.5 million in 1994. The 1995 segment loss reflects lower volume from a smaller, less productive sales force and ineffective promotions. Latin American sales for the quarter rose 27 percent to $47.3 million. Profit was up sharply due to continued strength in Brazil and Venezuela, and despite the continuing impact of unfavorable foreign exchange rate fluctuations in Mexico. In Mexico, sales were again significantly higher in local currency terms as a result of strong promotional programs and price increases, but dollar sales and segment profit were both lower due to the peso's weakness.

For the first nine months, Tupperware Europe reported a 12 percent sales increase to $421.2 million. After excluding the impact of foreign exchange, sales were even with 1994 as increased volume in Germany, Austria, Italy, and South Africa was offset by lower volume in the United Kingdom, Scandinavia, and France. Segment profit rose by 29 percent in 1995. Excluding the impact of foreign exchange, segment profit increased by 12 percent as a result of higher sales in Germany, along with lower regional administrative expenses and a lower operating expense structure in the United Kingdom. Asia Pacific sales increased by 11 percent to $257.1 million primarily due to the weaker U.S. dollar, but also as a result of higher volume in the Philippines, Korea, and Malaysia. Segment profit rose by 9 percent, also from the effect of foreign exchange fluctuations. Sales in the U.S. decreased by 7 percent to $149.5 million and the segment loss was $1.3 million compared with segment income of $5.6 million in 1995. The change from 1994 was primarily from the weaker third quarter. Latin America had a sales increase of 16 percent to $126.4 million, and segment profit improved by 54 percent, attributable to volume improvements in Brazil and Venezuela, which more than offset a decline in Mexico in dollar terms.

Food Equipment Group

Net sales for the third quarter of 1995 were $310.8 million, an increase of 5 percent compared with $295.4 million in 1994. The improvement for the quarter was attributable to gains in most European operations and the addition of Ungermann in Europe. For the first three quarters, net sales increased by 11 percent from $826.7 million in 1994 to $914.9 million in 1995. The increase resulted from favorable foreign exchange fluctuations and higher volume in both Europe and the U.S.
International operations accounted for 42 percent of segment sales in both the third quarter and first three quarters of 1995.

For the third quarter, segment profit of $23.6 million was 3 percent higher than 1994's $22.9 million. For the nine months, segment profit grew to $64.7 million from $51.9 million in 1994 due to a significant improvement in U.S. results. International operations accounted for 25 percent and 22 percent of segment profit for the third quarter and first three quarters, respectively.

U.S. sales declined 1 percent in the third quarter and increased by 5 percent in the first three quarters. The decrease for the quarter was from the absence of sales related to the 1994 nutritional label law changes and a slightly softer foodservice market. For the first three quarters, modest volume increases and nominal price increases accounted for the improvement. Segment profit increased by 1 percent and 32 percent, respectively, over the third quarter and first three quarters of 1994. The substantial improvement for the year-to-date period was from the higher volume and nominal price increases.

European sales were up 18 percent and 22 percent, respectively, for the third quarter and first three quarters, largely due to the Ungermann acquisition and the favorable impact of foreign exchange. Excluding both acquisition and foreign exchange impacts, sales increased by 6 percent for the quarter and 7 percent for the first three quarters as sales improved throughout the region. Despite the sales improvements, profits increased by only 1 percent and 6 percent for the quarter and nine months, respectively, as the result of higher raw material and production costs. Sales of the other international operations grew by 5 percent and 11 percent in the third quarter and first three quarters, respectively. For the quarter, the addition of Brazil and improvement in Canada were partially offset by a slowdown in Mexico and Japan. For the nine month period, the improvement came from Australia, Canada, Japan, and Brazil, which was only partially offset by weaker sales in Mexico. Segment profit in the third quarter increased by 25 percent from the prior year on improvement in Canada, but for the nine months decreased by 1 percent as the result of the weakness in Mexico, which more than offset improvements in Canada, Japan, and Australia.

Consumer and Decorative Products

Net sales were $245.5 million for the third quarter of 1995, an increase of 4% compared with $236.7 million in 1994. For the first three quarters, sales increased 1 percent from $695.6 million in 1994 to $700.0 million in 1995. Segment profit for the quarter was $25.1 million, an increase of 27 percent from $19.7 million in 1994. For the nine months, segment profit grew 10 percent to $59.5 million from $54.2 million in 1994.

The third quarter sales growth was primarily from West Bend. Wilsonart had slightly higher sales, while Florida Tile, Hartco, and Precor all had slightly lower sales for the quarter. The improvement in third quarter profit was primarily from the absence of Wilsonart's 1994 provision of $6 million for adhesive claims. Excluding this item, segment profit declined by 2 percent from the effect of higher raw material and marketing costs at Wilsonart and lower volume and higher costs at Hartco and Precor. These factors more than offset the benefit of lower costs at Florida Tile and the effect of higher volume at West Bend.

West Bend also had a strong increase in sales for the nine month period. This factor along with slightly higher sales at Wilsonart offset decreases at Precor and Hartco resulting in the slight overall improvement. The year-to-date profit improvement was due to the absence of 1994's provision of $18 million for adhesives claims. Before considering this benefit, profits decreased by 18 percent for the three quarters from higher costs at Wilsonart, the $8 million provision in the first quarter for West Bend's bread maker recall, and a volume related decline at Precor. Lower costs at Florida Tile partially offset the negative factors.

Financial Condition

Net cash provided by operating activities in the first three quarters of 1995 was $54.7 million compared with $96.0 million in the first three quarters of 1994. The lower cash generation in 1995 primarily reflects a larger increase in accounts receivable and a larger decrease in accounts payable and accrued liabilities than in 1994, which more than offset 1995's higher net income.

Net cash used in investing activities was primarily for capital expenditures and totaled $111.2 million and $107.9 million in 1995 and 1994, respectively. Cash provided by financing activities was $20.0 million in the first three quarters of 1995 compared with cash used in financing activities of $64.5 million in the first three quarters of 1994. The variation in net cash flows associated with financing activities primarily reflects the financing of a higher level of working capital in 1995 as compared with 1994.

The total debt-to-capital ratio at the end of the third quarter of 1995 was 29.7 percent, compared with 26.4 percent at the end of the third quarter of 1994, and 17.5 percent as of December 31, 1994. The higher ratio as of September 30, 1995, is mainly due to stock repurchases under the Company's plans, which were funded through borrowings. This factor more than offset the effect of net income on the ratio. As of September 30, 1995, $75 million of the Company's commercial paper borrowings were classified as long term. This amount represents the portion of such borrowings expected to be outstanding throughout the succeeding twelve months. Working capital as of September 30, 1995, increased by $37.4 million from December 31, 1994. The most significant changes among the components of working capital were increases in accounts and notes receivable, inventories, and short-term borrowings, and a decrease in accounts payable.

As of September 30, 1995, unused lines of credit were approximately $630 million, including $250 million under an unsecured revolving credit facility that expires in May 1999. Future cash flows, lines of credit, and other short-term financing are expected to be adequate to fund operating and investing requirements.

In August 1995, the Company announced the authorization by its board of directors of the repurchase of 6 million of its shares of common stock, with volume and timing to depend on market conditions. Under this plan, through September 30, 1995, and November 10, 1995, the Company had repurchased 30,000 shares and 110,000 shares at an average cost of $52 and $50, respectively.

The Company's previous stock repurchase plan was announced in May 1993 and completed on March 14, 1995. Under the plan, the Company repurchased a total of 6 million of its shares of common stock at an average cost of $41 per share. Of the total, 3,396,600 shares at an average cost of $42 per share were repurchased during the first quarter of 1995.

                          PART II

                     OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits (numbered in accordance with Item 601 of
         Regulation S-K)

         (11) A statement of computation of per share earnings is filed as an exhibit to this Report.

         (27) A Financial Data Schedule for the third fiscal quarter of 1995 is filed as an exhibit to this Report.

    (b)  Reports on Form 8-K

         During the quarter, the Registrant filed the following current report on Form 8-K:

         Dated August 4, 1995, pertaining to the plan to repurchase 6 million shares of the Company's common stock.

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


                                 PREMARK INTERNATIONAL, INC.



                                 By:   John M. Costigan
                                     ------------------------
                                    Senior Vice President,
                                General Counsel and Secretary




                                 By:    Robert W. Hoaglund
                                     ------------------------
                                    Vice President, Control
                                    and Information Systems
                                  (Principal Accounting Officer)




Deerfield, Illinois
November 14, 1995

                        EXHIBIT INDEX

Exhibit No.              Description

(11)           A statement of the computation
               of per share earnings is filed
               as an exhibit to this Report.

(27)           A Financial Data Schedule for
               the third fiscal quarter of 1995
               is filed as an exhibit to this
               Report.