Form 10-K
period 1995-12-30
PREMARK INTERNATIONAL INC
filed 1996-03-26
CIK 800575

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                               FORM 10-K
(Mark One)

     X    Annual Report Pursuant to Section 13 or 15(d) of the
            Securities Exchange Act of 1934 [Fee Required]
             For the fiscal year ended December 30, 1995

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

Registrant's telephone number, including area code:(847) 405-6000

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

  Aggregate market value of the Registrant's voting stock held by non-affiliates, based upon the closing price of said stock on the New York Stock Exchange-Composite Transaction Listing on March 4, 1996 ($52.75 per share): $3,250,579,100.

     As of March 4, 1996, 61,622,353 shares of the Common Stock, $1.00 par value, of the Registrant were outstanding.

     Documents Incorporated by Reference:

     Portions of the Annual Report to Shareholders for the year ended December 30, 1995 are incorporated by reference into Parts I, II and IV of this Report.

     Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held May 1, 1996 are incorporated by reference into Part III of this Report.



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

     The Registrant's principal operating subsidiaries are Premark FEG Corporation, which owns the operating subsidiaries comprising the Registrant's Food Equipment Group; Wilsonart International, Inc. ("Wilsonart"); The West Bend Company ("West Bend"); Florida Tile Industries, Inc. ("Florida Tile"); Hartco Flooring Company ("Hartco"); Precor Incorporated ("Precor"); and Dart Industries Inc. ("Dart"), which owns the operating subsidiaries comprising the Registrant's Tupperware business. Dart was organized in Delaware in 1928 as a successor to a business originally established in 1902. In 1988, Wilsonart and West Bend were organized in Delaware as separate corporations owned directly by the Registrant, having previously been operating divisions of Dart acquired in 1966 and 1968, respectively. In 1995, Wilsonart changed its name from Ralph Wilson Plastics Company. Premark FEG Corporation was organized in Delaware in 1984, a successor to a business originally incorporated in 1897. Florida Tile, a Florida corporation organized in 1954, was acquired in 1990. Hartco, acquired in 1988, was organized in Tennessee in 1946. Precor, a Delaware corporation, was organized as a Washington corporation in 1981, and was acquired in 1984.

     On November 1, 1995, the Registrant announced a plan for a pro-rata distribution to the Registrant's shareholders of all the stock of a Corporation owning the Registrant's Tupperware business. The new corporation, Tupperware Corporation ("Tupperware"), is a worldwide direct selling consumer products company engaged in the manufacture and sale of Tupperware brand products. Tupperware was organized under the laws of the State of Delaware on February 8, 1996 as part of the corporate reorganization of the Registrant in which Dart and its subsidiaries will be transferred to Tupperware. The distribution of Tupperware stock is expected to occur in June, 1996.

 (b) Financial Information About Industry Segments

     For certain financial information concerning the Registrant's business segments, see Note 10 ("Segments of the Business") of the Notes to the Consolidated Financial Statements of Premark International, Inc., appearing on page 51 of the Annual Report to Shareholders for the year ended December 30, 1995, which is incorporated by reference into this Report by Item 8 hereof.

     For certain financial information concerning the Registrant's Tupperware operation, see Note 2 ("Distribution of Tupperware to Shareholders") of the Notes to the Consolidated Financial Statements of Premark International, Inc., appearing on page 45 of the Annual Report to Shareholders for the year ended December 30, 1995, which is incorporated by reference into this Report by Item 8 hereof.

(c) Narrative Description of Business

     The Registrant conducts its business through its three continuing business segments: the Food Equipment Group, the Consumer Products Group, and the Decorative Products Group, as well as through its Tupperware operation. A discussion of the four business segments follows.


                         FOOD EQUIPMENT GROUP

Principal Products, Markets and Distribution

     The Food Equipment Group, composed primarily of Premark FEG Corporation and its operating subsidiaries (the "Group"), is a leading manufacturer of commercial food preparation, cooking, storage, and cleaning equipment. For the fiscal years 1995, 1994, and 1993, sales by the Group contributed approximately 35 percent, 33 percent, and 33 percent, respectively, of the sales of the Registrant's businesses, including the Tupperware operation. Revenues from foreign operations constituted approximately 43 percent of the Group's 1995 sales.

     The Group's core products include warewashing equipment; food preparation machines, such as mixers, slicers, cutters, meat saws and grinders; weighing and wrapping equipment and related systems; baking and cooking equipment, such as ovens, ranges, fryers, griddles and broilers; and refrigeration equipment. Products are marketed under the trademarks Hobart, Stero, Vulcan, Wolf, Tasselli, Adamatic, Still, Foster, and Ungermann. Ungermann, a German supplier of refrigerating equipment for the baking industry with 1995 sales of about $23 million, was acquired in 1995. The Hobart brand represents about 80% of the Group's sales.

     Food equipment products are sold to the retail food industry, including supermarket chains, independent grocers, delicatessens, bakeries, convenience and other food stores, and to the foodservice industry, including independent restaurants, fast-food chains, hospitals, correctional facilities, schools, hotels, resorts, and airlines.

     Food equipment products are distributed in more than 100 countries, either through company-owned operations or through distributors, dealers or licensing arrangements covering many areas of the world where a market for such products currently
exists.   The Group is the only major food equipment manufacturer
in the United States with its own nationwide service network for the markets in which it sells, providing not only an important source of income but also an important source for developing new sales. The Group directly services its food machines, warewashers, weigh/wrap equipment, and cooking equipment, while authorized independent agents service refrigeration units and some cooking equipment.

     Major new products introduced by the Group in the United States in 1995 included a Hobart Quantum scale/printer system, the Medalist by Hobart line of value-priced mixers and refrigeration equipment, a Hobart 1812 RS scale/slicer, Vulcan-Hart thermal kettles, and Vulcan-Hart Euroline ranges. The Group has announced introduction of a new line of coffee brewers in the U.S. In Europe, the Group introduced in 1995 its Le Maillon product which keeps food cool while being transported, and an expanded Hobart utensil warewasher line.

Raw Materials and Facilities

     The Group uses stainless and carbon steel, aluminum, and plastics in the manufacture of its products. These materials are readily available from several sources, and no difficulties have been experienced with respect to their availability, although costs have increased somewhat. In addition to manufacturing certain component parts, the Group also purchases many component parts, such as electrical and electronic components, castings, hardware, fasteners, and bearings. Certain manufacturers utilize tooling provided by the Group for such components.

     The Group owns its headquarters building and a major manufacturing complex consisting of four plants in Troy, Ohio.
In addition, the Group operates nine manufacturing plants in California, Georgia, Kansas, Maryland, New Jersey, Ohio, and Virginia, and nine manufacturing plants in Canada, France, Italy, the United Kingdom, Germany, and Australia. Most of these plants are owned. The group is building a warewashing plant in China, with anticipated startup in 1997.

Competition

     The Group competes in a growing worldwide market which is highly fragmented. No single manufacturer competes with respect to all of the Group's products, and the degree of competition varies among different customer segments and products. The commercial food equipment industry is mature, with growth primarily a function of new construction and replacement sales to existing locations, as well as menu and format changes. The extensiveness of the Group's brand acceptance across a broad range of products is deemed by the Registrant to be a significant competitive advantage. Another important competitive advantage is the group's extensive service network throughout North America and Europe, as well as in major markets in the Far East and Latin America. Competition is also based on numerous other factors, including product quality, performance, reliability, labor savings, price, and energy conservation.

Miscellaneous

     The Group had approximately $134 million and $132 million of backlog orders at the end of 1995 and 1994, respectively, after restatement of 1994 for exchange rate effects. The Group considers such orders to be firm, though changes or cancellations of insignificant amounts may occur, and expects that the 1995 backlog orders will be filled in 1996.



                   DECORATIVE PRODUCTS GROUP

Principal Products, Markets and Distribution

     Wilsonart, Florida Tile and Hartco make up the Decorative
Products Group. The Decorative Products Group contributed 19 percent, 20 percent, and 20 percent of the sales of the Registrant's businesses, including the Tupperware operation, for the fiscal years 1995, 1994, and 1993, respectively.

     Wilsonart manufactures decorative plastic laminate products through a production process utilizing heated high pressure presses. These products, sold principally under the Wilsonart trademark in more than 700 colors, designs, and finishes, are used for numerous interior surfacing applications, including cabinetry, countertops, vanities, store fixtures, and furniture. Approximately 50 percent of the Wilsonart decorative laminate sold is used in residential applications, primarily for surfacing kitchen and bathroom countertops and cabinetry. Decorative laminate applications in the commercial market include office furniture, retail store fixtures, restaurant and hotel furniture, and doors. Wilsonart also manufactures specialty-grade laminates, including chemical-resistant, wear-resistant, and fire-retardant types. Among the specialized applications for Wilsonart laminate are those in laboratory work surfaces, jetways and naval vessels. In 1995, Wilsonart added 36 new designs to its standard laminate product line, and announced introduction of a high-pressure decorative laminate flooring line.

     In addition to laminate products, Wilsonart sells a solid surfacing product which is marketed under the Gibraltar brand. The Company also produces and/or sells contact adhesives under the Lokweld trademark, as well as Wilsonart decorative metallic surfacings, and Wilsonart decorative edge moldings for countertops and furniture. In 1995, the company began test marketing a solid surfacing veneer product.

     Wilsonart decorative products are sold throughout the United States through wholesale building material distributors and directly to original equipment manufacturers. Export sales are now made to Japan, Ireland, Canada, Mexico, Central and South America, the Caribbean, Australia, New Zealand, Hong Kong, Taiwan, China, Korea, Indonesia, and Singapore. Wilsonart is seeking to expand its distribution network outside the U.S.

     Florida Tile manufactures glazed ceramic wall and floor tile products in a wide variety of sizes, shapes, colors, and finishes, which are suitable for residential and commercial uses. Tile products are marketed under the Florida Tile trademark through company-owned and independent distributors. A small portion of Florida Tile's sales are exports. Florida Tile also imports foreign-produced tile products to supplement its line of manufactured products.

     Hartco manufactures and distributes high-quality, prefinished and unfinished oak and prefinished maple flooring for residential and commercial applications. Its flooring products are pre-cut parquet panels, laminated three and five-ply maple plank lineal flooring products, laminated two, three and five-ply oak plank lineal flooring products, and 3/4-inch solid strip prefinished and unfinished oak flooring, each of which is sold in a variety of colors and finishes. Hartco's solid strip oak flooring product was introduced in 1995. Hartco also manufactures wood moldings, installation adhesives, and a full line of proprietary floor care products to complement its line of flooring products. These products are marketed under the Hartco trademark to a nationwide network of independent wholesale floor covering distributors, home improvement store chains, and retail buying groups. A small portion of Hartco's sales are exports.

Raw Materials and Facilities

     The manufacture of decorative laminates requires various raw materials, including kraft and decorative paper, overlays, and melamine and phenolic resins. Each of these items is available from a limited number of manufacturers, but Wilsonart has not experienced difficulties in obtaining sufficient quantities. The principal raw materials used in Florida Tile products are clay, talc, stains, and frit (ground glass), all of which are available to Florida Tile in sufficient quantities. The principal raw materials used in Hartco's hardwood flooring products are Appalachian red and white oak, maple, steel wire, and various chemicals. All such raw materials are readily available from many sources in sufficient quantities.

     Wilsonart owns and operates three manufacturing facilities in Texas and North Carolina, giving it the largest decorative laminate production capacity in North America. Adhesives are produced at two plants located in Louisiana and Texas. Solid surfacing products are manufactured in one facility in Texas, and are also purchased under a supply agreement. Wilsonart has 14 regional distribution centers which are geographically dispersed throughout the United States. Stock items can be delivered within 24 hours, and non-stock items can be produced and delivered within 10 working days. Florida Tile manufactures products in three owned manufacturing plants located in Florida, Georgia and Kentucky. It distributes its products through a network of company-owned and independent distribution outlets. Hartco manufactures its products in an owned manufacturing facility in Tennessee and a leased facility in Kentucky.

Competition

     Wilsonart products are sold in highly competitive markets in the United States. Wilsonart has approximately 48 percent of the U.S. market for high pressure decorative laminates. Wilsonart successfully competes with other companies by providing fast product delivery, offering a broad choice of colors, designs, and finishes, and emphasizing quality and service. Florida Tile competes with a number of other domestic and foreign tile manufacturers in a fragmented market. The Registrant believes Florida Tile is the third largest U.S. tile manufacturer, with a market share substantially less than the largest U.S. manufacturer. Foreign-manufactured products account for approximately 55 percent of the U.S. tile market. Important competitive factors in the tile market include price, style, quality, breadth of product line, and service. Hartco competes with a number of other domestic and foreign suppliers of prefinished wood flooring products. Important competitive factors include price, fit, appearance, durability, the variety of finishes and colors, and the complementary molding, adhesive and floor care products. Wilsonart, Florida Tile, and Hartco products compete with other types of surfacing and flooring materials.

Miscellaneous

     The Decorative Products Group maintains a continuing program of product development. Its efforts emphasize product design, performance, durability, product enhancement, and new product applications, as well as manufacturing processes. Materials development for laminate products is generally performed by the companies providing those materials.

     The group's products are sold for new construction and remodeling, in both the residential and commercial markets. As a consequence, the group's sales are affected by the seasonality of the construction and remodeling industry.

     Prices for paper and resin have increased substantially in the last year. Lumber supplies are also at a premium price compared with several years ago, although prices have moderated from the high levels of 1993.



                     CONSUMER PRODUCTS GROUP

Principal Products, Markets and Distribution

     The Consumer Products Group consists of West Bend and
Precor. It contributed 8 percent, 9 percent, and 8 percent of the sales of the Registrant's business, including the Tupperware operation, for the fiscal years 1995, 1994, and 1993, respectively.

     West Bend manufactures and sells small electric appliances such as bread makers, electric skillets, slow cookers, woks, corn poppers, beverage makers, and electronic timers, primarily under the West Bend trademark. West Bend also manufactures and sells high-quality stainless steel cookware. During 1995, West Bend expanded its bread maker and drip coffeemaker lines. Precor manufactures physical fitness equipment such as treadmills, stationary bicycles, and low-impact climbers, all of which are marketed under the Precor trademark. In 1995, Precor introduced a new line of household treadmills, its Variable Aerobic Trainer walking machine for fitness club use, and its Smart Weights hand-held weights with treadmill remote control.

     West Bend small appliances are sold primarily in the United States and Canada, directly to mass merchandisers, department stores, hardware stores, warehouse clubs, and catalog showrooms. West Bend's stainless steel cookware is sold to consumers by independent distributors through dinner parties and by other direct sales methods. Cookware is sold in 31 countries under 23 separate product lines. Precor equipment is sold primarily through specialty fitness equipment retail stores and high-end sporting goods and bicycle stores in the United States and Canada. In Asia, Europe, Latin America, and the Middle East, Precor products are sold primarily through select distributors. While Precor products have been primarily for home use, in recent years Precor has entered the fitness club market.

Raw Materials and Facilities

     West Bend uses aluminum, stainless steel, plastic resins, and other materials in the manufacture of its products. Precor uses steel, stainless steel, aluminum, and other materials in the manufacture of its products. Generally, neither West Bend nor Precor has experienced any significant difficulties in obtaining any of these raw materials or products, although the cost of these raw materials has risen. West Bend owns and operates two manufacturing plants in Wisconsin and Mexico. Precor maintains two leased plants in Washington state.

Competition

       Products sold by West Bend and Precor compete with products sold by numerous other companies of varying sizes in highly competitive markets. Important competitive factors include price, development of new products, quality, name recognition, product performance, just-in-time delivery, warranties, and service.

Miscellaneous

     West Bend's sales in the fourth quarter typically are significantly higher due to the gift-giving season. Precor's business is significantly higher in the first and fourth quarters, when winter weather forces more people to exercise indoors. The Consumer Products Group is dependent on two customers for approximately one-third of its revenues.




                               TUPPERWARE

Principal Products, Markets and Distribution

     Tupperware manufactures and markets a broad line of high quality consumer products for the home and for personal care. In fiscal years 1995, 1994, and 1993, Tupperware contributed approximately 38 percent, 38 percent, and 39 percent, respectively, of the sales of the Registrant's businesses.

     The core of the product line continues to be food storage containers which preserve freshness of food through the well-known Tupperware seals. The line has expanded into kitchen, home storage and organizing uses with products such as Modular Mates and Fridge Stackables stackable storage containers, OneTouch canisters, and many specialized containers. In recent years, Tupperware has expanded its offerings in the food preparation and service areas through the addition of a number of products, including double colanders, tumblers and mugs, mixing and serving bowls, serving centers, microwaveable cooking and serving products, and kitchen utensils. It also has a line of children's educational toys, serving products, and gifts.

     Products sold by Tupperware are produced primarily by Tupperware in its manufacturing facilities around the world. In some markets, Tupperware sources certain products from third parties and/or contracts with local manufacturers to manufacture its products, utilizing high-quality molds which are supplied by Tupperware. Promotional items provided at product demonstrations include items obtained from outside sources.

     Tupperware products are sold in the United States and in more than 100 foreign countries. For the past five years, sales in foreign countries represented on average 80 percent or more of total Tupperware revenues. Market penetration varies significantly throughout the world. "Developing" areas which have low penetration, such as Latin America, Asia, and Eastern Europe, provide significant growth potential. Tupperware's strategy continues to include aggressive expansion into new markets throughout the world during the balance of the decade. New markets entered by Tupperware in 1995 included Poland and several countries in southern Africa. Tupperware intends to establish operations in 1996 in China, additional Eastern European countries, and several Middle Eastern countries. Tupperware is seeking approval to do business in India.

     Tupperware's products are distributed worldwide through the "direct selling" method of distribution, in which products are sold to consumers outside traditional retail store channels. Tupperware products are sold directly to distributors or dealers throughout the world. Distributors are granted the right to market Tupperware products using the demonstration method and utilizing the Tupperware trademark. The vast majority of Tupperware's distributorship system is composed of distributors, managers, and dealers who are independent contractors and not employees of Tupperware. In certain limited circumstances, in order to maintain market penetration, rather than utilizing an independent distributor, Tupperware owns the distributorship for a period of time until an independent distributor can be installed.

     Key aspects of Tupperware's strategy are expanding its business by enlarging the number of distributors, and increasing the business of existing distributors. Under the Tupperware system, distributors recruit, train and motivate a large sales force to cover the distributor's geographic area. Managers are developed and promoted by distributors to assist the distributor in recruiting, training, and motivating dealers. Managers also continue to hold their own demonstrations.

     As of December 30, 1995, the Tupperware distribution system had over 1,670 distributors, 44,000 managers and 790,000 dealers worldwide. The dealer force continues to increase each year.

     Tupperware primarily relies on the "demonstration" method of sales, which is designed to enable the purchaser to appreciate through demonstration the features and benefits of Tupperware products. Demonstrations are held in homes, offices, social clubs and other locations. In excess of 13 million demonstrations were held worldwide in 1995. Tupperware products are also promoted through monthly brochures mailed to persons invited to attend various types of demonstrations. Sales of Tupperware products are supported through a program of sales promotions, sales and training aids and motivational conferences for the independent sales force. Tupperware supports its sales force with catalogs, magazine advertising and toll-free telephone ordering, which helps increase its sales levels with hard-to-reach customers.

     The distribution of products to consumers is the responsibility of distributors who are required to maintain their own inventory, warehouse facilities and delivery systems. In certain markets, Tupperware offers distributors the use of a delivery system of direct product shipment to dealers or consumers, which is intended to reduce the distributor's investment in inventory and enable distributors to be more cost-efficient.

Raw Materials and Facilities

     Products manufactured by Tupperware require plastic resins meeting its specifications. These resins are purchased from a number of large chemical companies, and Tupperware has experienced no difficulties in obtaining adequate supplies. Raw material costs increased significantly during the year, but began to decline in the fourth quarter. Research and development of resins used in Tupperware products are performed by both Tupperware and its suppliers.

     Tupperware owns its principal executive office, located in Orlando, Florida. Tupperware owns manufacturing plants in twelve countries, including the United States, and leases an additional plant outside the United States. Tupperware conducts a continuing program of new product design and development at its facilities in Florida, Japan and Belgium. Most of the principal properties of Tupperware and its subsidiaries are owned, and none of the owned principal properties is subject to any material encumbrance.

Competition

     There are two primary competitive factors which affect the Tupperware business: 1) competition with other "direct sales" companies for sales personnel and demonstration dates, and 2) competition in the markets for food storage and serving containers, toys, personal care items, and gifts in general. The Registrant believes Tupperware holds a significant market share in each of these markets in many countries. Tupperware's competitive strategies are to continue to expand its direct selling distribution system and to provide high quality, high value products throughout the world.

             OTHER INFORMATION RELATING TO THE BUSINESS

     Trademarks and Patents. The Registrant considers trademarks and patents to be of importance to its businesses. The Registrant's trademarks represent the leading brand names for most of its product lines. Its businesses have followed the practice of applying for patents with respect to most of the significant patentable developments, and now own a number of patents relating to their products. In certain cases the Registrant has elected common law trade secret protection in lieu of obtaining patent protection. In addition, exclusive and nonexclusive licenses under patents owned by others are utilized. No business is dependent to any material extent upon any single patent or trade secret or group of patents or trade secrets.

     Research and Development. For fiscal years ended 1995, 1994 and 1993, the Registrant, including its Tupperware operation, spent approximately $44 million, $44 million, and $41 million, respectively, on research and development activities.

     Environmental Laws. Compliance by the Registrant's businesses with federal, state and local environmental protection laws has not in the past had, and is not expected to have in the future, a material effect upon its capital expenditures, liquidity, earnings or competitive position. The Registrant expects to expend approximately $0.2 million through 1997 on capital expenditures related to environmental facilities. In 1995, the Registrant had approximately $0.6 million of capital expenditures for environmental facilities, and approximately $3.3 million of remedial expenditures for environmental sites. See
Item 3 for a further discussion of environmental matters.

     Employees. The Registrant and its subsidiaries employ approximately 24,300 people, about 6,900 of whom are employed by the Registrant's Tupperware operation. Approximately 18 percent of the Registrant's employees are affiliated with one of the several unions with which the Registrant's subsidiaries have collective bargaining agreements. In recent years there has been no major effort to organize additional persons working for the Registrant's businesses, and there have been no significant work stoppages. The Registrant considers its relations with its employees to be good. The independent consultants, dealers, managers, distributors and franchisees engaged in the direct sale of Tupperware products are not employees of the Registrant.

     Properties. The principal executive offices of the Registrant are located in Illinois and are leased. Most of the principal properties of the Registrant and its subsidiaries are owned, and none of the owned principal properties is subject to any encumbrance material to the consolidated operations of the Registrant. The Registrant considers the condition and extent of utilization of the plants, warehouses and other properties in its respective businesses to be generally good, and the capacity of its plants and warehouses generally to be adequate for the needs of its businesses.

     Miscellaneous. Except as disclosed above in the narrative descriptions of the Registrant's business segments, none of the Registrant's businesses is seasonal, has working capital practices or backlog conditions material to an understanding of its businesses, is dependent on a small number of customers, or is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the federal government.

     For information concerning foreign and domestic operations and export sales, see Note 7 ("Income Taxes") appearing on pages 46 and 47, and "Segments of Business by Geographical Areas" in
Note 10 ("Segments of the Business") appearing on page 51 of the Annual Report to Shareholders for the year ended December 30, 1995, which are incorporated by reference into this Report by
Item 8 hereof. For information concerning Registrant's discontinued Tupperware operation, see Note 2 ("Distribution of Tupperware to Shareholders") appearing on page 45 of the Annual Report to shareholders for the year ended December 30, 1995.

     Executive Officers of the Registrant. Following is a list of the names and ages of all the Executive Officers of the Registrant, indicating all positions and offices with the Registrant held by each such person, and each such person's principal occupations or employment during the past five years. Each such person has been elected to serve until the next annual election of officers of the Registrant (expected to occur on May 1, 1996). The Registrant expects that upon the distribution of Tupperware stock Mr. Batts will resign his position as Chief Executive Officer and assume the position of Tupperware's Chairman of the Board and Chief Executive Officer, Mr. Ringler will become the Registrant's Chief Executive Officer and continue as President, and Messrs. Goings and Rose will resign their positions with the Registrant and continue as Tupperware's President and Chief Operating Officer and Tupperware's Vice President of Taxes and Government Affairs, respectively. The Registrant also expects that Ms. Richardson will resign her position with the Registrant in June, 1996.
     Name and Age                  Positions and Offices Held
                                   and Principal Occupations or
                                   Employment During Past Five
                                   Years

Warren L. Batts (63)               Chairman of the Board and
                                   Chief Executive Officer.

James M. Ringler (50)              President and Chief Operating
                                   Officer since June 1992, after
                                   having served as Executive
                                   Vice President, Consumer and
                                   Commercial Products since
                                   January, 1990, and President,
                                   Food Equipment Group since
                                   August, 1990.

E. V. Goings (50)                  Executive Vice President and
                                   President of Tupperware
                                   Worldwide since November 1992,
                                   after serving as a Senior Vice
                                   President of Sara Lee
                                   Corporation.  Prior thereto,
                                   Mr. Goings served in various
                                   executive positions with Avon
                                   Products, Inc.

Joseph W. Deering (55)             Group Vice President of
                                   Premark and President of
                                   Premark's Food Equipment
                                   Group since June 1992, after
                                   serving as President of
                                   Leucadia National's
                                   Manufacturing group.  Prior
                                   thereto, Mr. Deering served
                                   in various executive
                                   positions with Philips
                                   Industries, Inc.

Thomas W. Kieckhafer (57)          Corporate Vice President and
                                   President of The West Bend
                                   Company.

James C. Coleman (56)              Senior Vice President, Human
                                   Resources since July 1991.
                                   Prior thereto, Mr. Coleman
                                   served as Staff Vice
                                   President, Personnel
                                   Relations for General
                                   Dynamics Corporation.

John M. Costigan (53)              Senior Vice President,
                                   General Counsel and
                                   Secretary.

Lawrence B. Skatoff (56)           Senior Vice President and
                                   Chief Financial Officer since
                                   September 1991.  Prior
                                   thereto, Mr. Skatoff
                                   served as Vice President-
                                   Finance of Monsanto Company.

L. John Fletcher (52)              Vice President and Assistant
                                   General Counsel.

Isabelle C. Goossen (44)           Vice President, Financial
                                   Relations since January
                                   1996, after serving as Vice
                                   President, Planning since
                                   June 1994, Director of
                                   Financial Relations since
                                   1992, and prior thereto as
                                   Director in the Planning
                                   Department.

Robert W. Hoaglund (57)            Vice President and
                                   Controller since January
                                   1996.  Prior thereto Mr.
                                   Hoaglund was Vice President,
                                   Control & Information Systems.

Wendy R. Katz (38)                 Vice President, Internal
                                   Audit since May 1992.  Prior
                                   thereto, Ms. Katz served in
                                   various financial positions
                                   at Tupperware.

William R. Reeb (48)               Corporate Vice President
                                   since November 1994, and
                                   President and Chief Operating
                                   Officer of Wilsonart since
                                   August 1993.  Prior thereto,
                                   Mr. Reeb served as Vice
                                   President, Marketing for the
                                   Decorative Products Group and
                                   Executive Vice President and
                                   Vice President of Marketing
                                   for Wilsonart.

Lisa Kearns Richardson (43)        Vice President and Treasurer
                                   since April 1994, after
                                   serving as Vice President,
                                   Planning and Analysis since
                                   February 1991.  Prior
                                   thereto, Ms. Richardson
                                   served as Assistant
                                   Controller.

James E. Rose, Jr. (53)            Vice President, Taxes and
                                   Government Affairs.

Anthony C. Scolaro (47)            Vice President, Planning and
                                   Business Development since
                                   January 1996.  Mr. Scolaro
                                   was Corporate Development
                                   Vice President at Ecolab,
                                   Inc. from 1994 to 1996, and
                                   was Assistant to the President
                                   at Rykoff-Sexton, Inc. from
                                   1989 to 1994.

Item 2.  Properties

     For information concerning material properties of the Registrant and its subsidiaries, see the information under the sub-captions "Narrative Description of Business" in Section (c) of Item 1 above and "Properties" under the caption "Other Information Relating To The Business" in Section (c) of Item 1 above.

Item 3.  Legal Proceedings

     The Registrant and its subsidiaries have pending against them a number of legal and administrative proceedings. Among such proceedings are those involving the discharge of materials into or otherwise relating to the protection of the environment. Certain of such proceedings involve federal environmental laws such as the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as well as state and local laws. The Registrant establishes reserves with respect to certain of such sites. Because of the involvement of other parties and the uncertainty of potential environmental impacts, the eventual outcomes of such actions and the cost and timing of expenditures cannot be estimated with certainty. It is not expected that the outcome of such proceedings, either individually or in the aggregate, will have a material adverse effect on the Registrant's consolidated financial position, results of operations, or any individual year's cash flow.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

                           PART II

Item 5.  Market for Registrant's Common Equity and Related
Stockholder Matters

     The stock price information set forth in Note 12 ("Quarterly Summary (unaudited)") appearing on page 52 of the Annual Report to Shareholders for the year ended December 30, 1995 is incorporated by reference into this Report. The information set forth in Note 13 ("Shareholders' Rights Plan") on page 53 of the Annual Report to Shareholders for the year ended December 30, 1995 is incorporated by reference into this Report. As of March 4, 1996, the Registrant had 23,030 shareholders of record.

Item 6.  Selected Financial Data

     The information set forth under the caption "Selected
Financial Data" on pages 38 and 39 of the Annual Report to Shareholders for the year ended December 30, 1995 is incorporated by reference into this Report.

Item 7. Management's Discussion and Analysis of Financial
Condition and Results of Operations

     The information entitled "Financial Review" set forth on pages 33 through 37 of the Annual Report to Shareholders for the year ended December 30, 1995 constitutes "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated by reference into this Report.

Item 8.  Financial Statements and Supplementary Data

     (a) The following Consolidated Financial Statements of Premark International, Inc. and Report of Independent Accountants set forth on pages 40 through 53, and on page 54, respectively, of the Annual Report to Shareholders for the year ended December 30, 1995 are incorporated by reference into this Report:

     Consolidated Statements of Operations, Cash Flows and
Shareholders' Equity--Years ended December 30, 1995, December 31,
1994 and December 25, 1993;

     Consolidated Balance Sheet--December 30, 1995 and December
31, 1994;

     Notes to the Consolidated Financial Statements; and

     Report of Independent Accountants dated February 23, 1996.

     (b) The supplementary data regarding quarterly results of operations contained in Note 12 ("Quarterly Summary (Unaudited)") of the Notes to the Consolidated Financial Statements of Premark International, Inc. on page 52 of the Annual Report to Shareholders for the year ended December 30, 1995 is incorporated by reference into this Report.

Item 9. Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

     None

                           PART III

Item 10.  Directors and Executive Officers of the Registrant

     The information as to the Directors of the Registrant set forth under the sub-caption "Board of Directors" appearing under the caption "Election of Directors" on pages 2 through 4 of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 1, 1996 is incorporated by reference into this Report. The information as to the Executive Officers of the Registrant is included in Part I hereof under the caption "Executive Officers of the Registrant" in reliance upon General Instruction G to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

Item 11.  Executive Compensation

     The information set forth under the caption "Compensation of Directors" on page 17 of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 1, 1996, and the information on pages 11 through 16 of such Proxy Statement relating to executive officers' compensation is incorporated by reference into this Report.



Item 12.  Security Ownership of Certain Beneficial Owners and
Management

     The information set forth under the captions "Security
Ownership of Certain Beneficial Owners" on page 6 and "Security
Ownership of Management" on page 5 of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May
1, 1996 is incorporated by reference into this Report.

Item 13.  Certain Relationships and Related Transactions

     None

                           PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports On
Form 8-K

(a) (1) List of Financial Statements

     The following Consolidated Financial Statements of Premark International, Inc. and Report of Independent Accountants set forth on pages 40 through 53, and on page 54, respectively, of the Annual Report to Shareholders for the year ended December 30, 1995 are incorporated by reference into this Report by Item 8 hereof:

     Consolidated Statements of Operations, Cash Flows and
Shareholders' Equity--Years ended December 30, 1995, December 31,
1994 and December 25, 1993;

     Consolidated Balance Sheet--December 30, 1995 and December
31, 1994;

     Notes to the Consolidated Financial Statements; and

     Report of Independent Accountants dated February 23, 1996.

(a) (2) List of Financial Statement Schedules

     The following consolidated financial statement schedule
(numbered in accordance with Regulation S-X) of Premark
International, Inc. is included in this Report:

     Report of Independent Accountants on Financial Statement
Schedule, page 33 of this Report; and

     Schedule II--Valuation and Qualifying Accounts for the three years ended December 30, 1995, page 34 of this Report.

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or the information called for therein is included elsewhere in the financial statements or related notes contained or incorporated by reference herein.

(a) (3) List of Exhibits: (numbered in accordance with Item 601 of Regulation S-K)

     Exhibit
     Number                         Description

* 3.1 Restated Certificate of Incorporation (Exhibit 3A to the Registrant's Annual Report on Form 10-K for the year ended December 30, 1991)

  3.2          Amended By-Laws

* 4.1          Form of Common Stock Certificate (Exhibit 3 to the
               Registrant's Current Report on Form 8-K dated
               March 20, 1989)

* 4.2 Rights Agreement dated March 7, 1989 (Exhibit 1 to the Registrant's Current Report on Form 8-K dated
               March 20, 1989)

* 4.3          Form of Right Certificate of Common Stock Purchase
               Right (Exhibit 1 to the Registrant's Current
               Report on Form 8-K dated March 20, 1989)

* 4.4 Form of Indenture (Revised) in connection with the Registrant's Form S-3 Registration Statement No. 33-35137 (Exhibit (c)(3) to the Registrant's Current Report on Form 8-K dated September 17,
               1990)

*10.1 Reorganization and Distribution Agreement dated as of September 4, 1986 (Exhibit 2 to Registration of
               Securities on Form 10 dated September 8, 1986,
               File No. 1-9256)

*10.2          Tax Sharing Agreement dated as of September 4,
               1986 (Exhibit 10C to Registration of Securities on
               Form 10 dated September 8, 1986, File No. 1-9256)

*10.3 Facilities and Guarantee Agreement, as amended, and Termination Agreement dated as of September 4, 1986 (Exhibit 10D to Registration of Securities on Form 10 dated September 8, 1986, File No. 1-9256)

*10.4          $250,000,000 Credit Agreement dated as of June 15,
               1994 (Exhibit (10) to the Registrant's
               Quarterly Report on Form 10-Q for the 27 weeks ended July 2, 1994)

10.5 Form of Distribution Agreement by and among Premark International, Inc., Tupperware
               Corporation and Dart Industries Inc.

10.6           Form of Tax Sharing Agreement by and between
               Premark International, Inc. and Tupperware
               Corporation.

COMPENSATORY PLANS OR ARRANGEMENTS [10G-10N]

10.7      Form of Employee Benefits and Compensation
          Allocation Agreement by and between Premark
          International, Inc. and Tupperware Corporation.

*10.8     Premark International, Inc. 1994 Incentive Plan
          (Exhibit 4.1 to the Registrant's Form S-8
          Registration Statement No. 33-53561 dated
          May 4, 1994)

*10.9     Premark International, Inc. Supplemental Benefits
          Plan (Exhibit 10L to the Registrant's Annual
          Report on Form 10-K for the year ended December
          28, 1991)

*10.10    Premark International, Inc. Change of Control
          Policy, as amended 1989 (Exhibit 4 to the Registrant's Current Report on Form 8-K dated
          March 20, 1989)

*10.11    Form of Employment Agreement entered into on March
          7, 1989 between the Registrant and certain executive officers (Exhibit 5 to the Registrant's
          Current Report on Form 8-K dated March 20, 1989)

*10.12 Employment Agreement entered into on June 2, 1992 between the Registrant and Joseph W. Deering
          (Exhibit 10M to the Registrant's Annual Report on
          Form 10-K for the year ended December 26, 1992)

*10.13 Employment Agreement dated November 9, 1992 between Registrant and E. V. Goings (Exhibit 10N to the Registrant's Annual Report on Form 10-K for the year ended December 25, 1993)

*10.14 Premark International, Inc. Director Stock Plan, as amended 1993 (Exhibit 10O to the Registrant's
          Annual Report on Form 10-K for the year ended
          December 25, 1993)

 11 A statement of computation of 1995 per share earnings

 13       Pages 30 through 54 of the Annual Report to
          Shareholders of the Registrant for the year ended
          December 30, 1995

 21       Subsidiaries of the Registrant as of March 15,
          1996

 23 Manually signed Consent of Independent Accountants to the incorporation of their report by reference into the prospectuses contained in specified registration statements on Form S-8 and Form S-3

 24       Powers of Attorney

 27       Financial Data Schedule

*Document has heretofore been filed with the Commission and is incorporated by reference and made a part hereof.

     The Registrant agrees to furnish, upon request of the Commission, a copy of all constituent instruments defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries.

(b) Reports on Form 8-K

     During the quarter ended December 30, 1995 the Registrant filed a Current Report on Form 8-K dated November 2, 1995 reporting the Registrant's November 1, 1995 announcement of a plan providing for, among other things, a pro-rata distribution to Registrant's shareholders of all of the stock of a corporation owning Registrant's Tupperware business.

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT
SCHEDULE

To the Board of Directors and Shareholders of Premark International, Inc.

     Our audits of the consolidated financial statements referred to in our report dated February 23, 1996 appearing on page 54 of the 1995 Annual Report to Shareholders of Premark International, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




Price Waterhouse LLP
Chicago, Illinois
February 23, 1996

                         PREMARK INTERNATIONAL, INC.
               SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                 For the three years ended December 30, 1995
                                (In millions)


Col. A          Col. B             Col. C          Col. D        Col. E
                                   Additions
                             --------------------
                                       Charged to
                Balance at   Charged   Other                     Balance
                Beginning    to Costs  Accounts    Deductions    at End
Description     of Period    Expenses  Describe    Describe      of Period
-----------     ---------    --------  --------    ----------    ---------

Allowance for doubtful
accounts, current and
long term:

Year ended      $  18.2      $   4.5         -     $ (3.4) <F1>   $  20.2
December                                              0.5  <F2>
30, 1995                                              0.4  <F3>

Year ended      $  15.2      $   6.1         -     $ (3.8) <F1>   $  18.2
December                                              0.4  <F2>
31, 1994                                              0.3  <F3>

Year ended
December        $  16.5      $   4.6         -     $ (5.3) <F1>   $  15.2
25, 1993                                             (0.6) <F2>


Valuation allowance for deferred tax assets:

Year ended
December
30, 1995        $   6.9      $   0.4         -        -           $   7.3

Year ended
December
31, 1994        $  14.1      $  (7.2)        -        -           $   6.9

Year ended
December
25, 1993        $  11.4      $   2.7         -        -           $  14.1



<F1>  Represents write-offs less recoveries

<F2>  Foreign currency translation adjustment

<F3>  Businesses acquired

                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         Premark International, Inc.
                         (Registrant)

                                        By
                                        WARREN BATTS
                                        Warren L. Batts
                                        Chairman of the Board and
                                        Chief Executive Officer

March 25, 1996

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



     Signature                     Title

  WARREN L. BATTS          Chairman of the Board of Directors,
  Warren L. Batts          Chief Executive Officer and Director
                           (Principal Executive Officer)

  LAWRENCE B. SKATOFF      Senior Vice President and Chief
  Lawrence B. Skatoff      Financial Officer (Principal
                           Financial Officer)

  ROBERT W. HOAGLUND      Vice President and Controller
  Robert W. Hoaglund      (Principal Accounting Officer)


          *                Director
  William O. Bourke



          *                Director
  Dr. Ruth M. Davis



          *                Director
  Lloyd C. Elam, M.D.



          *                Director
  E.V. Goings



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


          *                Director
  John B. McKinnon


          *                Director
  David R. Parker


          *                Director
  Robert M. Price



  JAMES M. RINGLER         President, Chief Operating Officer and
  James M. Ringler         Director


          *                Director
  Janice D. Stoney


                           *By        John M. Costigan
                                      John M. Costigan
                                      Attorney-in-fact
March 25, 1996

                          EXHIBIT INDEX


Exhibit No.              Description                   Page


     11             A statement of computation of      27-28
                    1995 per share earnings

     13             Pages 30 through 54 of the         29-66
                    Annual Report to Shareholders
                    of the Registrant for the year
                    ended December 30, 1995

     22             Subsidiaries of the Registrant     67-69
                    as of March 10, 1995

     23             Manually signed Consent of         70
                    Independent Accountants to the
                    incorporation of their report
                    by reference into the prospec-
                    tuses contained in specified
                    registration statements on Form
                    S-8 and Form S-3

     24             Powers of Attorney                 71-72

     27             Financial Data Schedule            73