Form 10-Q
period 1996-03-30
PREMARK INTERNATIONAL INC
filed 1996-05-13
CIK 800575

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                               FORM 10-Q

  (Mark One)

     [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

                  For the 13 weeks ended March 30, 1996

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

  Registrant's telephone number, including area code: (847) 405-6000



  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                       Yes___X___  No_______

  As of May 9, 1996, 61,899,455 shares of the Common Stock, $1.00 par value, of the Registrant were outstanding.

                             PART I
                   FINANCIAL INFORMATION

  Item 1. Financial Statements

      a)  Financial Statements of Registrant

                                                             Page
          Index                                             Number

          Condensed Consolidated Statement of Income
          (Unaudited) for the 13 week periods ended
          March 30, 1996 and April 1, 1995.................    2

          Condensed Consolidated Balance Sheet
          (Unaudited) as of March 30, 1996 and
          December 30, 1995................................    3

          Condensed Consolidated Statement of Cash Flows
          (Unaudited) for the 13 week periods ended
          March 30, 1996 and April 1, 1995.................    5

          Notes to Condensed Consolidated
          Financial Statements (Unaudited).................    6


  The condensed consolidated financial statements of the Registrant included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with general accepted accounting principles has been condensed or omitted, the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Annual Report on Form 10-K of the Registrant for its fiscal year ended December 30, 1995.

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

               PREMARK INTERNATIONAL, INC.
       CONDENSED CONSOLIDATED STATEMENT OF INCOME
                      (Unaudited)

                                                13 Weeks Ended
                                              -------------------
                                              March 30,  April 1,
                                                1996       1995
                                              --------   --------
                             (In millions, except per share data)

Net sales...................................  $ 528.7    $ 519.6
                                              --------   --------

Costs and expenses:
  Cost of products sold.....................    340.7      333.1
  Delivery, sales, and
    administrative expense..................    163.6      158.1
  Interest expense..........................      5.7        5.6
  Interest income...........................     (0.2)      (0.4)
  Other income, net.........................     (0.1)       -
                                              --------   --------
     Total costs and expenses...............    509.7      496.4
                                              --------   --------

Income before income taxes..................     19.0       23.2
Provision for income taxes..................      7.2        9.0
                                              --------   --------
Income from continuing operations...........     11.8       14.2
Income from discontinued operations.........     32.8       32.3
                                              --------   --------
Net income..................................     44.6       46.5

Retained earnings, beginning of period......    735.7      579.8
Cash dividends declared.....................    (16.6)     (12.2)
Cost of treasury stock issued
  in excess of option exercise prices.......    (12.0)      (2.7)
                                              --------   --------
Retained earnings, end of period............  $ 751.7    $ 611.4
                                              ========   ========

Income per common and common
  equivalent share:
    Continuing operations...................  $  0.19    $  0.22
    Discontinued operations.................     0.52       0.49
                                              --------   --------
Net income per common and
  common equivalent share...................  $  0.71    $  0.71
                                              ========   ========

Average number of
  common and common equivalent
  shares outstanding........................     63.2       65.3
                                              ========   ========

Dividends declared per common share.........  $  0.27    $  0.20
                                              ========   ========

See accompanying Notes to Condensed Consolidated Financial Statements
(Unaudited).

                  PREMARK INTERNATIONAL, INC.
             CONDENSED CONSOLIDATED BALANCE SHEET
                            ASSETS
                         (UNAUDITED)

                                             March 30,  December 30,
                                                1996       1995
                                             ---------  ---------
                                                 (In millions)

Cash and cash equivalents..................  $   18.1   $   19.8

Accounts and notes receivable..............     360.5      397.5
  Less allowances for
    doubtful accounts......................     (20.0)     (19.7)
                                             ---------  ---------
                                                340.5      377.8

Inventories................................     353.8      347.6
Recoverable income taxes...................      12.7       12.3
Deferred income tax benefits...............      74.9       77.2
Prepaid expenses...........................      47.0       45.0
                                             ---------  ---------
    Total current assets...................     847.0      879.7
                                             ---------  ---------

Property, plant, and equipment.............     948.0      939.0
  Less accumulated depreciation............    (525.2)    (514.3)
                                             ---------  ---------
                                                422.8      424.7

Intangibles, net of accumulated
  amortization.............................     167.2      168.7
Other assets...............................      75.0       73.0
Net assets of discontinued operations......     471.8      415.2
                                             ---------  ---------
    Total assets...........................  $1,983.8   $1,961.3
                                             =========  =========

See accompanying Notes to Condensed Consolidated Financial Statements
(Unaudited).

                  PREMARK INTERNATIONAL, INC.
             CONDENSED CONSOLIDATED BALANCE SHEET
             LIABILITIES AND SHAREHOLDERS' EQUITY
                         (UNAUDITED)

                                             March 30,  December 30,
                                                1996       1995
                                             ---------  ---------
                                                 (In millions)

Accounts payable...........................  $   96.2   $  104.4
Short-term borrowings and current
  portion of long-term debt................     165.0      133.0
Accrued liabilities........................     350.5      365.7
                                             ---------  ---------
    Total current liabilities..............     611.7      603.1
                                             ---------  ---------

Long-term debt.............................     121.6      121.7
Accrued postretirement benefit cost........     121.8      120.1
Other liabilities..........................      91.4      107.6

Shareholders' equity:
  Preferred stock, $1.00 par value,
    authorized 50,000,000 shares;
    issued -- none.........................       -          -
  Common stock, $1.00 par value,
    authorized 200,000,000 shares;
    issued -- 69,003,840 shares............      69.0       69.0
Capital surplus............................     590.3      590.3
Retained earnings..........................     751.7      735.7
Treasury stock, 7,280,287 shares at
  March 30, 1996 and 7,857,080 shares
  at December 30, 1995, at cost............    (240.4)    (258.0)
Unearned portion of restricted
  stock issued for future service..........      (1.5)      (1.0)
Cumulative foreign currency adjustments....    (131.8)    (127.2)
                                             ---------  ---------
    Total shareholders' equity.............   1,037.3    1,008.8
                                             ---------  ---------

    Total liabilities and
      shareholders' equity.................  $1,983.8   $1,961.3
                                             =========  =========

See accompanying Notes to Condensed Consolidated Financial Statements
(Unaudited).

                PREMARK INTERNATIONAL, INC.
       CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                       (Unaudited)

                                                 13 Weeks Ended
                                              -------------------
                                              March 30,  April 1,
                                                1996       1995
                                              --------   --------
                                                 (In millions)

Cash flows from operating activities:
  Net income................................  $  44.6    $  46.5
  Adjustments to reconcile net income to
    net cash provided by (used in)
    operating activities from continuing
    operations:
      Income from discontinued operations...    (32.8)     (32.3)
      Depreciation and amortization.........     17.4       17.6
  Changes in assets and liabilities:
      Decrease in accounts
        and notes receivable................     34.8       30.5
      Increase in inventory.................     (7.8)     (34.1)
      Decrease in accounts payable
        and accrued liabilities.............    (19.2)     (40.8)
      Decrease in income taxes payable......     (0.1)      (5.7)
      Decrease (increase) in
        deferred income taxes...............      1.1       (1.4)
      Increase in prepaid expenses..........     (2.1)      (4.2)
  Other, net................................    (11.6)      (8.5)
                                              --------   --------
       Net cash provided by (used in)
         operating activities from
         continuing operations..............     24.3      (32.4)
                                              --------   --------

Cash flows from investing activities:
  Capital expenditures......................    (15.3)     (17.5)
  Other.....................................     (0.3)      (5.6)
                                              --------   --------
       Net cash used in investing
         activities from continuing
         operations.........................    (15.6)     (23.1)
                                              --------   --------

Cash flows from financing activities:
  Net increase in short-term debt...........     32.6      184.0
  Repayment of long-term debt...............     (0.2)      (0.2)
  Proceeds from exercise of stock options...      9.7        2.7
  Purchase of treasury stock................     (7.3)    (147.3)
  Payment of dividends......................    (16.6)     (12.8)
                                              --------   --------
       Net cash provided by financing
         activities from continuing
         operations.........................     18.2       26.4
                                              --------   --------

Effect of exchange rate changes on cash
  and cash equivalents......................     (0.3)       1.0

Net cash (used in) provided by
  discontinued operations...................    (28.3)      23.6
                                              --------   --------
Net decrease in cash and
  cash equivalents..........................  $  (1.7)   $  (4.5)
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


Note 2:  Inventories

Inventories, by component, are summarized as follows (in millions):

                                    March 30,    December 30,
                                       1996          1995
                                   -----------   -----------

Finished goods..................     $ 177.1       $ 169.8
Work in process.................        45.2          37.9
Raw materials and supplies......       131.5         139.9
                                     --------      --------
     Total inventories               $ 353.8       $ 347.6
                                     ========      ========


Note 3:  Pro Rata Distribution of Tupperware Stock

On November 1, 1995, the company's board of directors authorized management to establish its Tupperware business as an independent company through a stock distribution to Premark shareholders. The Distribution is subject to approval by the board of directors of definitive agreements for the separation and the favorable outcome of a ruling requested from the Internal Revenue Service as to the qualification of the Distribution as a tax-free event or the receipt of an acceptable opinion from outside legal counsel as to the non-taxability of the event. The Distribution is expected to be effected by the end of the second quarter of 1996. Net sales of Tupperware were $329.5 million and $330.1 million for the 13 week periods ended March 30, 1996 and April 1, 1995, respectively. As of March 30, 1996 and April 1, 1995, respectively, Tupperware had $152.0 million and $85.7 million of net current assets.

Under the Distribution Agreement, immediately prior to the Distribution, Dart Industries Inc., a subsidiary of Tupperware, will pay a special dividend to Premark. While the amount of this dividend is dependent upon Premark's financial position immediately prior to the Distribution, it would have been $218.4 million at March 30, 1996, based on Premark's financial condition at that date. Had the dividend occurred as of the end of the first quarter of each year, Premark's total debt less cash would have been $50 million as of both March 30, 1996 and April 1, 1995. If the Distribution had occurred as of the beginning of the first quarter of 1996 and 1995, pro forma interest expense and net income would have been $2.4 million and $13.9 million, respectively, in 1996, and $3.6 million and $15.4, respectively, in 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the results of operations for the 13 weeks ended March 30, 1996, compared with the 13 weeks ended April 1, 1995, and changes in financial condition during the 13 weeks ended March 30, 1996.

Overall

In late 1995, the company's board of directors authorized management to proceed with a plan to establish Tupperware as an independent company through a stock distribution to Premark's shareholders. The Distribution is subject to final approval by the board of directors and the favorable outcome of a ruling requested from the Internal Revenue Service as to the qualification of the Distribution as a tax-free event or the receipt of an acceptable opinion from outside legal counsel as to the non-taxability of the event. The Distribution is expected to be effected by the end of the second quarter of 1996. Tupperware has been reported as a discontinued operation in these financial statements.

Net Income

Net income decreased 4 percent to $44.6 million, or 19 cents per share, in 1996 from $46.5 million, or 22 cents per share, in 1995.


Continuing Operations

Net Sales and Income from Operations

Net sales from continuing operations for the first quarter of 1996 were $528.7 million, an increase of nearly 2 percent compared with net sales of $519.6 million in 1995. Improvements at Precor, Wilsonart and Hartco were mostly offset by declines at Florida Tile and West Bend. The Food Equipment Group segment was essentially flat as a decline in Europe was offset by growth in the other foreign and U.S. regions.

Income from continuing operations decreased 17 percent to $11.8 million, or 19 cents per share, in 1996 from $14.2 million, or 22 cents per share, in 1995. The decrease in 1996's first quarter reflects a significant decrease in segment profit at the Food Equipment Group, which includes a $1.9 million provision for a European reduction in force, and at Florida Tile. Partially offsetting these factors was a return to profitability of West Bend as well as a sharp increase in the profitability of Precor. Prior year's results for West Bend included an $8 million pretax provision for a product recall. Absent that provision, West Bend would have reported a substantial shortfall from 1995.

Costs and Expenses

Cost of products sold as a percentage of net sales was 64.4 percent for the first quarter of 1996 compared with 64.1 percent in the first quarter of 1995. Delivery, sales, and administrative expenses as a percentage of net sales was 30.9 percent in 1996, comparable with 30.4 percent in the first quarter of 1995.

Tax Rate

The effective tax rate was 38.0 percent for the first quarter of 1996, compared with 38.8 percent for the first quarter of 1995, and 34.4 percent for the year ended December 30, 1995. The lower 1995 rate primarily reflects a change in the estimate of the cost of repatriating foreign earnings to the United States, as well as the impact of lower foreign income taxes.

Net Interest Expense

Interest expense, net of interest income, was $5.5 million in the first quarter of 1996 versus $5.2 million in the first quarter of 1995. Net interest expense reflects interest accrued and earned on all of Premark's borrowings and invested cash, excluding amounts that are owed or held by Tupperware, respectively.

The special dividend to be paid to Premark by Dart immediately prior to the Distribution, as described in Note 3 to the condensed consolidated financial statements, will be used to substantially reduce Premark's outstanding debt.


Segment results

Food Equipment Group

Net sales for the first quarter of 1996 were $293.1 million, an increase of less than 1 percent compared with $291.5 million in 1995. Growth in the U.S. and other foreign operations was almost entirely offset by declines in most European operations. Segment profit was $12.7 million, a decrease of 36 percent from $19.7 million reported in 1995, driven by declines in Europe and the United States. International operations accounted for 41 percent of segment sales and none of the segment profit for the quarter.

U.S. sales rose 1 percent to $172.0 million as a stronger foodservice market was offset by the absence of sales arising from the 1994 nutritional label law changes. Segment profit fell, however, by 14 percent from the first quarter of 1995. An unfavorable sales mix and lower production volume drove the decline.

European sales were down 3 percent for the first quarter despite the addition of Ungermann, which was acquired in the second quarter of 1995, as a result of difficult economies in most markets as well as the unfavorable impact of foreign exchange. Excluding both acquisition and foreign exchange impacts, European sales dropped 7 percent for the quarter. A segment loss was incurred in the quarter, versus a segment profit in 1995. Lower sales and production volumes, increased operating expenses from the inclusion of Ungermann and a $1.9 million provision for a reduction in force all contributed to the loss.

Sales of the other international operations grew by almost 15 percent in the first quarter. The addition of Brazil, plus improvements in Japan, Australia and Mexico, more than offset a slight decline in Canada. Segment profit for the first quarter grew substantially over a breakeven position last year driven by higher pricing in Canada, sales related gains in Australia and Japan, and lower foreign exchange losses in Mexico.

Decorative Products

Net sales were $176.2 million for the first quarter of 1996, an increase of almost 4 percent compared with $170.3 million in 1995. However, segment profit for the quarter was $12.3 million, a decrease of 22 percent from $15.8 million in 1995. Wilsonart's sales in 1996 were almost 4 percent ahead of 1995, reflecting slightly higher sales prices offset by slightly lower volume. Segment profit for the quarter decreased slightly, as the higher sales prices were offset by the impact of lower production volume as well as marketing expenses associated with new product development. Florida Tile's sales for the quarter declined modestly, reflecting competitive pricing pressures and lower volume. The unit reported a segment loss for the quarter versus a profit in 1995. Lower sales as well as higher manufacturing costs contributed to the decrease. Hartco sales for the quarter grew significantly, driven by higher volume in the do-it-yourself channel. A breakeven segment profit was reported versus a slight segment profit in 1995, as a result of unfavorable sales mix and higher manufacturing costs.

Consumer Products

Net sales were $59.4 million for the first quarter of 1996, an increase of nearly 3 percent compared with $57.8 million in 1995. Segment profit for the quarter was $4.1 million versus a loss last year of $2.0 million. Last year's results include an $8 million charge for a bread maker recall by West Bend.

West Bend's sales declined 12 percent from 1995. Housewares sales fell significantly due to a soft retail environment and lower volume and competitive pricing of bread makers. Direct-to-the-home cookware sales increased significantly, but did not offset the shortfall at Housewares. Segment profit increased substantially due to the bread maker provision made in 1995. Excluding that charge, profits fell significantly compared with 1995, due to the lower sales and production volumes in Housewares. Precor had substantial growth in sales on the strength of a pickup in both the retail and commercial markets as well as the introduction of new products. The unit's segment profit improved substantially from 1995 as a result of the higher volume.


Discontinued Operations (Tupperware)

Net Sales and Income from Operations

Net sales for the first quarter of 1996 were $329.5 million, $0.7 million or 0.2 percent lower than 1995 sales of $330.1 million. Income from operations increased by $0.5 million to $32.8 million, which was a 2 percent improvement from 1995 income from operations of $32.3 million. The modest variations from the prior year reflect lower performance by Europe, Africa and the Middle East, which was offset by improvement in all other regions. The only region in which foreign exchange had a significant impact on the year-to-year variation was Asia Pacific.

Costs and Expenses

The cost of products sold in relation to sales was 36.6 percent and
34.5 percent in 1996 and 1995, respectively. The 1996 increase reflects a lower level of U.S. production to more closely match sales demand, and higher product costs in Latin America due to increased third party product sourcing. Delivery, sales and administrative expense as a percentage of sales was 49.4 percent in 1996 compared with 52.3 percent in 1995. The improvement was due to lower promotional spending and operating expenses in the Americas and Asia Pacific.

Tax Rate

The effective tax rate for the first quarter of 1996 was 26.7 percent, compared with effective tax rates of 24.4 percent for the first quarter and all of 1995. The increase in the rate is due to the absence of the 1995 benefit from the resolution of certain tax audit contingencies and a lower 1996 benefit from repatriating foreign earnings. These factors were only partially offset by the 1996 benefit from reducing the valuation allowance for U.S. federal deferred tax assets.

Net Interest

In the first quarters of 1996 and 1995, Tupperware had net interest income of $0.3 million and $0.7 million, respectively. As a subsidiary of Premark, Tupperware's income only reflects interest on legal obligations owed or on amounts held by Tupperware. As outlined above, Dart will pay a special dividend to Premark immediately prior to the Distribution, which will substantially increase the debt of Tupperware.


Regional Results

Europe, Africa and the Middle East

Sales decreased by 15 percent in the first quarter of 1996 to $146.8 million from $173.4 million in 1995. The decrease resulted from reduced volume in Germany, reflecting weak economic conditions. The region's sales represented 45 percent and 52 percent of Tupperware's total sales in the first quarter of 1996 and 1995, respectively. Segment profit in the region was $30.2 million in 1996, which represented a $13.8 million, or 31 percent, decrease compared with 1995's segment profit of $44.0 million. The decrease reflects the lower sales in Germany.

The Americas

Sales in the Americas totaled $106.0 million in the first quarter of 1996, which was a 25 percent improvement compared with 1995 sales of $84.8 million. Segment profit in 1996 was $7.3 million compared with a loss of $1.6 million in 1995. The region's sales accounted for 32 percent and 26 percent of Tupperware's total in 1996 and 1995, respectively.

U.S. sales were $43.8 million in 1996, $0.8 million higher than 1995 sales of $43.0 million. However, the U.S. segment loss decreased sharply to $2.0 million in 1996 from $4.6 million in 1995, reflecting a more efficient use of promotional expenditures and a lower administrative cost structure. During the quarter, the U.S. business implemented several strategic initiatives to simplify operations, increase sales force productivity and improve profitability.

In the Americas, excluding the United States, sales increased by 51 percent to $62.2 million in 1996 from $41.2 million in 1995. Mexico was the biggest factor in the improvement, where sales increased sharply. Sales in Brazil increased substantially, with the improvements in both Mexico and Brazil resulting from successful programs to boost the size of the sales force. Segment profit in the Americas, excluding the United States, rose by $6.2 million to $9.2 million in 1996 from $3.0 million in 1995. Substantial improvements in Mexico and Brazil, reflecting the higher sales, were the largest factors in the increase. Also, Argentina had a profit in 1996 versus a loss in 1995, reflecting higher volume from a much larger sales force and lower selling and administrative costs.

Asia Pacific

Sales in Asia Pacific were $76.2 million in 1996, which was an improvement of $4.2 million or 6 percent, from 1995 sales of $72.0 million. Foreign exchange had a $4.2 million negative impact on the comparison. Excluding foreign exchange, sales in Japan increased significantly due to the impact in 1995 of the Kobe earthquake. However, the negative impact of foreign exchange in Japan offset a large part of the increase. Sales in Korea increased substantially, but Taiwan had a significant sales decrease. The sales fluctuations were due to an increase in the size of the active sales force in Korea and a decrease in Taiwan, reflecting the results of recruiting programs in those countries. The region's sales represented 23 percent and 22 percent of Tupperware's total sales in the first quarter of 1996 and 1995, respectively.

Segment profit in the region increased by 87 percent to $9.3 million in 1996 from $5.0 million in 1995. Foreign exchange had a minor impact on the comparison. A substantial increase in Korea and a sharp improvement in Japan, reflecting the higher sales along with the absence of costs related to the 1995 earthquake in Japan, were the main reasons for the increase. Taiwan's segment profit fell substantially as a result of its lower sales.


Financial Condition of Premark

Under the Distribution Agreement between Premark, Tupperware and Dart, immediately prior to the Distribution, Dart will pay a special dividend to Premark. The amount of the special dividend is dependent upon Premark's financial position immediately prior to the Distribution. Based upon Premark's financial position as of March 30, 1996, the dividend would have been calculated to be $218.4 million on that date.

Net cash provided by operating activities in the first quarter of 1996 was $24.3 million compared with a use of cash of $32.4 million in the first quarter of 1995. The higher cash generation in 1996 primarily reflects a smaller increase in inventories and a smaller decrease in accounts payable and accrued liabilities than in 1995.

Net cash used in investing activities was primarily for capital expenditures and totaled $15.6 million and $23.1 million in 1996 and 1995, respectively. Cash provided by financing activities was $18.2 million in the first quarter of 1996 versus $26.4 million in the first quarter of 1995. The large variation in the net decrease in short term debt primarily reflects the financing of a higher level of working capital in 1995 as well as the funding for the stock repurchase program last year.

The total debt-to-capital ratio, including debt of discontinued operations, at the end of the first quarter of 1996 was 25.4 percent, compared with 32.3 percent at the end of the first quarter of 1995, and 25.1 percent as of December 30, 1995. The lower ratio as of March 30, 1996, compared with last year's first quarter, reflects a paydown of borrowings with cash generated by operating activities plus the effect of net income on the ratio.

Working capital as of March 30, 1996, decreased by $41.3 million from December 30, 1995. The largest change among the components of working capital was a decrease in accounts and notes receivable.

As of March 30, 1996, the company had unused lines of credit of $689.6 million, of which $199.9 million was foreign lines for Tupperware. Of the $489.7 million of lines of credit for continuing operations, $250 million was under an unsecured revolving credit facility, which expires in May, 1999. Prior to the Distribution, Premark expects to enter into a new credit agreement that, along with continuing uncommitted lines of credit and other borrowing sources, is expected to be adequate to fund operating and investing requirements.

In August, 1995 the company announced the authorization by its board of directors of the repurchase of 6 million of its shares of common stock, with volume and timing to depend on market conditions. Under this plan, prior to March 30, 1996, and May 10, 1996, the company had repurchased 588,000 shares at an average cost of $51 per share, including repurchases in 1996 of 92,000 shares at an average cost of $50 per share. Share repurchases have been suspended pending the upcoming spinoff of Tupperware. Subsequent to the Distribution, both Premark and Tupperware will evaluate whether to implement share repurchase programs.

                        PART II

                   OTHER INFORMATION



Item 6.
     Exhibits and Reports on Form 8-K

   (a)  Exhibits (numbered in accordance with Item 601 of
        Regulation S-K)

        (11) A statement of computation of per share earnings is filed as an exhibit to this Report.

        (27) A Financial Data Schedule for the first quarter of 1996 is filed as an exhibit to this Report

   (b)  Reports on Form 8-K

        During the quarter, the Registrant did not file any current reports on Form 8-K.

                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     PREMARK INTERNATIONAL, INC.



                                     By:    John M. Costigan
                                        -------------------------
                                          Senior Vice President,
                                      General Counsel and Secretary



                                     By:   Lawrence B. Skatoff
                                        -------------------------
                                        Senior Vice President and
                                         Chief Financial Officer




Deerfield, Illinois

May 10, 1996