Form 10-Q
period 1996-06-29
PREMARK INTERNATIONAL INC
filed 1996-08-09
CIK 800575

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549
                             FORM 10-Q

(Mark One)

   [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

                For the 26 weeks ended June 29, 1996

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

As of August 7, 1996, 62,331,539 shares of the Common Stock,
$1.00 par value, of the Registrant were outstanding.

                         PART I
                  FINANCIAL INFORMATION

Item 1. Financial Statements

    a)  Financial Statements of Registrant

                                                           Page
        Index                                             Number

        Condensed Consolidated Statement of Income
        (Unaudited) for the 13 week periods ended
        June 29, 1996 and July 1, 1995...................    2

        Condensed Consolidated Statement of Income
        (Unaudited) for the 26 week periods ended
        June 29, 1996 and July 1, 1995...................    3

        Condensed Consolidated Balance Sheet
        (Unaudited) as of June 29, 1996 and
        December 30, 1995................................    4

        Condensed Consolidated Statement of Cash Flows
        (Unaudited) for the 26 week periods ended
        June 29, 1996 and July 1, 1995...................    6

        Notes to Condensed Consolidated
        Financial Statements (Unaudited).................    7

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

                   PREMARK INTERNATIONAL, INC.
           CONDENSED CONSOLIDATED STATEMENT OF INCOME
                           (Unaudited)

                                               13 Weeks Ended
                                            --------------------
                                             June 29,   July 1,
                                               1996      1995
(In millions, except per share data)        ---------  ---------

Net sales.................................  $  565.7   $  539.0
                                            ---------  ---------
Costs and expenses:
  Cost of products sold...................     363.9      342.5
  Delivery, sales, and
    administrative expense................     163.8      161.6
  Interest expense........................       4.6        7.3
  Interest income.........................      (1.2)      (0.5)
  Loss on disposition of business.........      43.1        -
  Other income, net.......................      (0.3)      (0.3)
                                            ---------  ---------
     Total costs and expenses.............     573.9      510.6
                                            ---------  ---------

Income (loss) before income taxes.........      (8.2)      28.4
Provision for income taxes................       9.1       11.3
                                            ---------  ---------

Income (loss) from continuing operations..     (17.3)      17.1
Income from discontinued operations.......      29.4       50.0
                                            ---------  ---------

Net income................................      12.1       67.1
Retained earnings, beginning of period....     751.7      611.4
Cash dividends declared...................     (18.6)     (16.5)
Cost of treasury stock issued in excess
  of option exercise prices...............      (7.0)      (5.3)
Distribution of Tupperware Corporation
  to shareholders.........................     (86.1)       -
                                            ---------  ---------
Retained earnings, end of period..........  $  652.1   $  656.7
                                            =========  =========

Income (loss) per common and common
  equivalent share:
    Continuing operations.................  $  (0.27)  $   0.27
    Discontinued operations...............      0.46       0.79
                                            ---------  ---------

Net income per common and
  common equivalent share.................  $   0.19   $   1.06
                                            =========  =========

Average number of common and
  common equivalent shares outstanding....      63.8       63.3
                                            =========  =========

Dividends declared per common share.......  $   0.30   $   0.27
                                            =========  =========

See accompanying Notes to Condensed Consolidated Financial
Statements (Unaudited).

                   PREMARK INTERNATIONAL, INC.
           CONDENSED CONSOLIDATED STATEMENT OF INCOME
                           (Unaudited)

                                               26 Weeks Ended
                                            --------------------
                                             June 29,   July 1,
                                               1996      1995
(In millions, except per share data)        ---------  ---------

Net sales.................................  $1,094.4   $1,058.6
                                            ---------  ---------
Costs and expenses:
  Cost of products sold...................     704.6      675.6
  Delivery, sales, and
    administrative expense................     327.4      319.7
  Interest expense........................      10.3       12.9
  Interest income.........................      (1.4)      (0.9)
  Loss on disposition of business.........      43.1        -
  Other income, net.......................      (0.4)      (0.3)
                                            ---------  ---------
     Total costs and expenses.............   1,083.6    1,007.0
                                            ---------  ---------

Income before income taxes................      10.8       51.6
Provision for income taxes................      16.3       20.3
                                            ---------  ---------

Income (loss) from continuing operations..      (5.5)      31.3
Income from discontinued operations.......      62.2       82.3

                                            ---------  ---------

Net income................................      56.7      113.6
Retained earnings, beginning of period....     735.7      579.8
Cash dividends declared...................     (35.2)     (28.7)
Cost of treasury stock issued
  in excess of option exercise prices.....     (19.0)      (8.0)
Distribution of Tupperware Corporation
  to shareholders.........................     (86.1)       -
                                            ---------  ---------

Retained earnings, end of period..........  $  652.1   $  656.7
                                            =========  =========

Income (loss) per common and
  common equivalent share:
    Continuing operations                   $  (0.09)  $   0.49
    Discontinued operations                     0.98       1.28
                                            ---------  ---------
Net income per common
  and common equivalent share.............  $   0.89    $  1.77
                                            =========   ========
Average number of common and
  common equivalent shares outstanding....      63.5       64.3
                                            =========   ========

Dividends declared per common share.......  $   0.57    $  0.47
                                            =========   ========

See accompanying Notes to Condensed Consolidated Financial
Statements (Unaudited).

                   PREMARK INTERNATIONAL, INC.
              CONDENSED CONSOLIDATED BALANCE SHEET
                             ASSETS
                          (Unaudited)

                                          June 29,   December 30,
                                           1996          1995
(In millions)                            ---------     ---------

Cash and cash equivalents............    $  147.3      $   19.8

Accounts and notes receivable........       379.6         397.5
  Less allowances for
    doubtful accounts................       (20.2)        (19.7)
                                         ---------     ---------
                                            359.4         377.8
Inventories..........................       346.1         347.6
Recoverable income taxes.............        14.3          12.3
Deferred income tax benefits.........        77.1          77.2
Prepaid expenses.....................        47.0          45.0
                                         ---------     ---------
  Total current assets...............       991.2         879.7
                                         ---------     ---------

Property, plant, and equipment.......       920.4         939.0
  Less accumulated depreciation......      (509.6)       (514.3)
                                         ---------     ---------
                                            410.8         424.7
Intangibles, net of accumulated
  amortization.......................       105.3         168.7
Other assets.........................        67.5          73.0
Net assets of discontinued
  operations.........................         -           415.2
                                         ---------     ---------

Total assets.........................    $1,574.8      $1,961.3
                                         =========     =========

See accompanying Notes to Condensed Consolidated Financial
Statements (Unaudited).

                   PREMARK INTERNATIONAL, INC.
              CONDENSED CONSOLIDATED BALANCE SHEET
              LIABILITIES AND SHAREHOLDERS' EQUITY
                           (Unaudited)

                                          June 29,   December 30,
                                            1996         1995
(In millions)                             ---------     --------


Accounts payable.....................     $   98.9      $  104.4
Short-term borrowings and current
  portion of long-term debt..........         12.4         133.0
Accrued liabilities..................        343.1         365.7
                                          ---------     ---------
  Total current liabilities..........        454.4         603.1
                                          ---------     ---------


Long-term debt.......................        116.5         121.7
Accrued postretirement
  benefit cost.......................        120.4         120.1
Other liabilities....................         77.0         107.6
Shareholders' equity:
  Preferred stock, $1.00 par value,
    authorized 50,000,000 shares;
    issued -- none...................          -             -
  Common stock, $1.00 par value,
    authorized 200,000,000 shares;
    issued -- 69,003,840 shares......         69.0          69.0
  Capital surplus....................        331.9         590.3
  Retained earnings..................        652.1         735.7
  Treasury stock, 6,775,113 shares
    at June 29, 1996, and 7,857,080
    shares at December 30, 1995,
    at cost..........................       (227.6)       (258.0)
  Unearned portion of restricted
    stock issued for future service..         (3.0)         (1.0)
  Cumulative foreign currency
    adjustments......................        (15.9)       (127.2)
                                          ---------     ---------
  Total shareholders' equity.........        806.5       1,008.8
                                          ---------     ---------
  Total liabilities and
    shareholders' equity.............     $1,574.8      $1,961.3
                                          =========     =========

See accompanying Notes to Condensed Consolidated Financial
Statements (Unaudited).

                   PREMARK INTERNATIONAL, INC.
         CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Unaudited)

                                                26 Weeks Ended
                                             --------------------
                                              June 29,   July 1,
                                                1996      1995
(In millions)                                ---------  ---------

Cash flows from operating activities:
  Net income...............................   $  56.7    $ 113.6
  Adjustments to reconcile net
    income to net cash provided
    by operating activities from
    continuing operations:
      Income from discontinued
        operations..........................    (62.2)     (82.3)
      Loss on disposition of business.......     38.6        -
      Depreciation and amortization.........     34.8       35.6
  Changes in assets and liabilities:
      Decrease in accounts
        and notes receivable................     19.0       33.1
      Increase in inventory.................    (13.2)     (56.7)
      Decrease in accounts payable
        and accrued liabilities.............    (19.5)     (42.6)
      Increase (decrease) in
        income taxes payable................      3.7       (8.8)
      Increase in deferred income taxes.....     (2.5)      (2.4)
      Increase in prepaid expenses..........     (2.5)      (6.8)
  Other.....................................    (15.5)     (20.6)
                                              --------   --------
    Net cash provided by (used in)
        operating activities from
        continuing operations...............     37.4      (37.9)
                                              --------   --------
Cash flows from investing activities:
  Capital expenditures......................    (43.8)     (37.5)
  Proceeds from disposition
    of business.............................     35.8        -
  Other.....................................      2.5       (5.5)
                                              --------   --------
    Net cash used in investing activities
        from continuing operations..........    ( 5.5)     (43.0)
                                              --------   --------
Cash flows from financing activities:
  Net (decrease) increase in
    short-term debt.........................   (119.5)     181.2
  Proceeds from long-term debt..............      5.0        -
  Repayment of long-term debt...............     (0.2)      (0.2)
  Dividend paid by Tupperware...............    284.9        -
  Proceeds from exercise of stock options...     14.7        6.6
  Purchase of treasury stock................     (7.3)    (147.3)
  Payment of dividends......................    (33.2)     (25.0)
                                              --------   --------
    Net cash provided by
        financing activities from
        continuing operations...............    144.4       15.3
                                              --------   --------
Effect of exchange rate changes on
  cash and cash equivalents.................     (0.6)       1.2
Net cash (used in) provided by
  discontinued operations...................    (48.2)      60.4
                                              --------   --------
Net increase (decrease) in cash
  and cash equivalents......................  $ 127.5    $  (4.0)
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


Note 2:  Inventories

Inventories, by component, are summarized as follows (in millions):

                                    June 29,   December 30,
                                      1996         1995
                                    --------     --------
Finished goods....................  $ 170.0      $ 169.8
Work in process...................     35.0         37.9
Raw materials and supplies........    141.1        139.9
                                    --------     --------
    Total inventories.............  $ 346.1      $ 347.6
                                    ========     ========


Note 3:  Pro Rata Distribution of Tupperware Stock

On November 1, 1995, the company's board of directors authorized management to establish its Tupperware business as an independent company through a stock distribution to Premark shareholders. The distribution was effected on May 31, 1996.

Under the Distribution Agreement, on May 24, 1996, Dart Industries Inc. paid a $284.9 million special dividend to Premark. If the distribution had occurred at the beginning of 1995, it is assumed that the company would not have incurred any short-term borrowings during 1995 or the first half of 1996. Consequently, on a pro forma basis, interest expense would have been $3.0 million and $4.2 million for the second quarter of 1996 and 1995, respectively, and $6.4 million and $8.7 million for the first half of 1996 and 1995, respectively.


Note 4:  Sale of Hartco

On June 28, 1996, the company completed the sale of the stock of its Hartco subsidiary to Triangle Pacific Corporation for $35.8 million in cash plus the assumption of certain Hartco liabilities. A pretax loss of $43.1 million ($38.6 million after tax) is reflected in the reported results of the Decorative Products Group.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

The following is a discussion of the results of operations for the 13 weeks and 26 weeks ended June 29, 1996, compared with the 13 weeks and 26 weeks ended July 1, 1995, and changes in financial condition during the 26 weeks ended June 29, 1996.

Overall

In late 1995, the company's board of directors authorized management to proceed with a plan to establish Tupperware as an independent company through a stock distribution to Premark's shareholders. The distribution was effected on May 31, 1996. Tupperware has been reported as a discontinued operation in these financial statements.

Net Income

Net income for the quarter decreased to $12.1 million, or $0.19 per share, in 1996 from $67.1 million, or $1.06 per share, in 1995.
For the first half of 1996, net income declined to $56.7 million or $0.89 per share, in 1996, from $113.6 million, or $1.77 per share, in 1995.

Continuing Operations

Net Sales and Income from Operations

Net sales from continuing operations for the second quarter of 1996 were $565.7 million, an increase of 5 percent compared with net sales of $539.0 million in 1995. In the first half of 1996, net sales rose to $1,094 million, which was an improvement of 3 percent from 1995's net sales of $1,059 million. Improvements in the second quarter were seen at all operating units except the Food Equipment Group, where sales fell slightly due to lower European volume as well as the negative effect of a stronger U.S. dollar. For the first half of 1996, improvements at Wilsonart, Precor, Hartco and Florida Tile were somewhat offset by a decline at West Bend, due to a poor retail environment in its Housewares division, and at the Food Equipment Group, due to weak economies in Europe and the negative effect of a strong U.S. dollar.

Second quarter income from continuing operations decreased significantly from income of $17.1 million, or $0.27 per share, in 1995 to a loss of $17.3 million or ($0.27) per share, in 1996. The decrease reflects the loss on the sale of the company's Hartco subsidiary. Absent that loss, income from continuing operations would have been $21.3 million or $0.33 per share. A significant improvement in profitability at Wilsonart, Precor and Hartco, coupled with lower net interest expense and lower corporate overhead, more than offset a decline at West Bend, reflecting lower production volume, as well as a $3.3 million provision for plant closures in the U.S. sector of the Food Equipment Group. For the first half of 1996, a net loss of $5.5 million or ($0.09) per share was significantly below last year's income from continuing operations of $31.3 million or $0.49 per share, due to the loss on the sale of Hartco. Excluding that loss, income from operations would have been $33.1 million or $0.52 per share. The higher income from continuing operations is being driven by improvement in profitability at Wilsonart, Precor and West Bend, along with lower corporate and net interest expenses, which offset lower results at the Food Equipment Group and Florida Tile. Prior year's results for West Bend included an $8 million pretax provision for a product recall. Absent that provision, West Bend would have reported a substantial shortfall from 1995.

Costs and Expenses

Cost of products sold as a percentage of net sales was 64.3 percent for the second quarter of 1996 compared with 63.5 percent for the second quarter of 1995. For the first half, the rates in 1996 and 1995 were 64.4 percent and 63.8 percent, respectively. Delivery, sales and administrative expense as a percentage of sales at 29.0 percent and 29.9 percent for the second quarter and first half of 1996, respectively, were comparable with the 1995 ratios of 30.0 percent and 30.2 percent, respectively.

Tax Rate

For the quarter, the company had a tax provision on a pretax loss versus an effective tax rate of 39.7% for the same period in 1995 and 34.4% for the year ended December 30, 1995. For the first half of 1996, the effective tax rate was 150.5% versus 39.3% for the first half of 1995. The significant increase in both the second quarter and first half of 1996 reflects the company's potential inability to realize in the first half the full tax benefit associated with the loss on the sale of Hartco.

Net Interest Expense

Interest expense, net of interest income, was $3.4 million in the second quarter of 1996 versus $6.8 million in the second quarter of 1995. For the first half of 1996, net interest expense was $8.9 million versus $12.0 million in 1995. Net interest expense reflects interest accrued and earned on all of Premark's borrowings and invested cash, excluding amounts that were owed or held by Tupperware, respectively. The lower net interest expense in 1996 was due to the special dividend paid to Premark by Dart on May 24, 1996, as described in Note 3 to the condensed consolidated financial statements, which was used to substantially reduce Premark's outstanding debt. In addition, less debt was required to finance working capital needs.

Segment Results

Food Equipment Group

Net sales for the second quarter of 1996 were $308.2 million, a decrease of 1% from $312.6 million in 1995. For the first half, net sales also declined 1% from $604.1 million in 1995 to $601.3 million in 1996. For both periods, growth in the U.S. and other international operations was more than offset by declines in most European countries. International operations accounted for 41% of segment sales in both the second quarter and first half of 1996.

For the second quarter, segment profit of $18.4 million was 14% lower than 1995's $21.4 million. For the first half, segment profit fell to $31.1 million from $41.1 million in 1995. For both periods, declines in the U.S. and Europe more than offset improvements in other international operations. International operations accounted for 20% and 11% of segment profit for the second quarter and first half, respectively.

U.S. sales rose nearly 3% for the second quarter as a result of strong demand for service as well as cooking equipment sales, improvement in the food retail market and nominal price increases. Segment profit fell, however, by 17% from the second quarter of 1995, due to a $3.3 million provision to close two operating plants. For the first half, sales increased 2% reflecting higher service revenues and growth in the food service equipment business. Segment profit, however, declined 16% as a result of the provision for plant closings, unfavorable product mix and lower production volume.

European sales were down almost 11% and 7% for the second quarter and first half, respectively, as a result of difficult economies in most markets as well as the unfavorable impact of foreign exchange. Excluding foreign exchange impacts, European sales dropped 5% and 3%, respectively, from the second quarter and first half of 1995. For the second quarter, profits declined 23% due to the lower volume, offset partially by reduction in force savings. For the first half, a small loss was incurred versus a profit last year, reflecting lower sales and production volumes as well as a $1.9 million provision for a reduction in force in the first quarter of 1996.

Sales of the other international operations grew by 15% in both the second quarter and first half of 1996. For both periods, the addition of Brazil plus improvements in Mexico and Japan more than offset a slight decline in Canada. Segment profit for both periods grew substantially over last year driven by higher pricing in Canada, sales related gains in Mexico and Japan, and, for the first six months, lower foreign exchange losses in Mexico.

Decorative Products

Net sales were $204.4 million for the second quarter of 1996, an increase of 15% compared with $178.0 million in the same period in 1995. For the first half, sales grew 9% from $348.3 million to $380.6 million in 1996. A segment loss of $22.3 million was incurred in the second quarter of 1996 versus a profit of $16.8 million in the same period last year. For the first half, a loss of $10.0 million was reported, versus a profit in the same period last year of $32.6 million. The segment loss for both periods was a result of the pretax loss on the sale of the company's Hartco subsidiary of $43.1 million. Excluding the loss, segment profit would have been $20.8 million and $33.2 million for the second quarter and six months, respectively.

Wilsonart's sales in 1996 increased 16% and 10%, respectively, for the second quarter and first half versus 1995, reflecting higher volume, improved pricing and the introduction of a new laminate flooring product. Segment profit for both periods rose significantly, resulting from higher volume and pricing, despite marketing expenses associated with new product introductions.

Florida Tile had a 10 percent increase in sales for the second quarter and a 3 percent increase year-to-date. Higher volume and private label sales more than offset competitive pricing pressures. The unit reported a small segment profit for the quarter and a break even position year-to-date, versus profits in both periods last year. Lower pricing, higher manufacturing costs and expenses to open additional branch locations contributed to the decrease in both periods.

Hartco sales for both periods grew significantly, driven by higher volume in the do-it-yourself channel. A large segment loss was reported for both the quarter and first half due to the loss on the
sale of the company.   Segment profit, excluding the loss on the
sale, improved significantly, reflecting the growth in sales.

Consumer Products

Net sales were $53.1 million for the second quarter of 1996, an increase of 10% compared with $48.4 million in 1995. For the first half, sales rose 6% from $106.2 million to $112.5 million in 1996. Segment profit for the second quarter, however, fell nearly 5% from $3.8 million to $3.6 million. For the first half, segment profit rose significantly to $7.7 million from $1.8 million last year.

For the quarter, West Bend sales grew 4 percent from 1995, while first six months' sales fell 4 percent. Housewares sales fell sharply for both periods due to a soft retail environment and competitive pricing of bread makers. Direct-to-the-home cookware sales increased significantly in both periods. For the second quarter West Bend's segment profit declined substantially, reflecting lower Housewares sales and production volume. For the first half, segment profit rose significantly due to the absence of the $8 million recall provision made in 1995. Excluding that charge, profits fell substantially compared with last year, on lower Housewares sales and production volume.

Precor sales grew 33 percent and 42 percent for the quarter and first half, respectively, on the strength of a pickup in both the retail and commercial markets as well as the introduction of new products. The unit's segment profit improved significantly in both periods as a result of the higher volume.

Financial Condition of Premark

Under the Distribution Agreement among Premark, Tupperware and
Dart, on May 24, 1996, Dart paid $284.9 million to Premark.  On
June 28, 1996, the company completed the sale of its Hartco subsidiary to Triangle Pacific for $35.8 million.

Net cash provided by operating activities in the first half of 1996 was $25.3 million compared with a use of cash of $37.9 million in the first half of 1995. The higher cash generation in 1996 was primarily due to lower working capital needs than in 1995.

Net cash used in investing activities was $5.5 million and $43.0 million in 1996 and 1995, respectively. The improvement year to year reflects the cash received on the sale of the company's Hartco subsidiary. The cash provided by financing activities was $144.4 million in the first half of 1996 versus $15.3 million in the first half of 1995. In 1995, short-term debt was increased, reflecting the funding for the stock repurchase program along with financing a higher level of working capital. In 1996, a significant part of the company's short-term debt was repaid using the cash received from the special dividend from Tupperware.

The total debt-to-capital ratio at the end of the second quarter of 1996 was 13.8%, compared with 31.2% at the end of the second quarter of 1995, and 25.1% as of December 30, 1995. The lower ratio as of June 29, 1996, compared with both last year's second quarter and the end of 1995, reflects a paydown of borrowings with cash generated from the special Tupperware dividend plus the effect from the reduction of equity due to the spin-off of Tupperware.

Working capital as of June 29, 1996 increased by $260.2 million from December 30, 1995. The largest changes among the components of working capital were an increase in cash and cash equivalents and a decrease in short-term borrowings, both reflecting the receipt of the special Tupperware dividend and cash from the sale of the company's Hartco subsidiary.

In May, 1996 the company entered into a new $250 million revolving credit agreement with a group of banks. The agreement expires in May, 2001 and replaces the company's existing facility for the same amount which was to expire in May, 1999. As of June 29, 1996, unused lines of credit were approximately $557.5 million, including $250 million under the revolver. Future cash flows, lines of credit, and other short-term financing are expected to be adequate to fund operating and investing activities.

On August 7, 1996 the company announced it would repurchase 6 million of its shares, with volume and timing to depend on market conditions. Purchases will be made in the open market or through other transactions and will be financed through available cash, cash flow from operations or issuance of additional debt. Through August 8, 1996, no shares had been purchased under this program.

Share repurchases under the company's previous stock repurchase plan announced in August, 1995 were terminated prior to June 29, 1996. Under that plan, the company had repurchased 588,000 shares at an average cost of $51 per share, including repurchases in 1996 of 92,000 shares at an average cost of $50 per share.

                              PART II

                        OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

The 1996 annual meeting of shareholders of the Registrant occurred on May 1, 1996. The following matters were voted upon at the meeting: the election as a director of the Registrant of each of William O. Bourke, E. V. Goings, Joseph E. Luecke, Robert
M. Price, and Janice D. Stoney; the ratification of the appointment of Price Waterhouse LLP as independent auditors of the Registrant; the approval of the Tupperware Corporation 1996 Incentive Plan ("Plan"); and the approval of material terms of performance-based incentives of Tupperware Corporation ("Incentives"). The Plan and the Incentives were established in connection with the organization of Tupperware Corporation as a wholly-owned subsidiary of the Registrant and the separation of the Tupperware business and its distribution to the Registrant's shareholders. The Plan makes shares of common stock of Tupperware Corporation available for stock-based awards for employees of Tupperware Corporation. The Incentives establish performance-based incentives for Tupperware's senior officers, in order to satisfy the requirements of the Internal Revenue Code with respect to the deductibility of compensation in excess of $1 million per year. The Plan and the material terms of the Incentives were included in the Registrant's proxy statement in connection with Registrant's 1996 annual meeting of shareholders.

The results of the voting were as follows:

                                  Votes
                   Votes          Against/                Broker
Matter Voted       For            Withheld*   Abstained   Non-Votes

Election of
William O. Bourke  53,242,186     973,675        N/A           0

Election of
E. V. Goings       53,240,237     975,624        N/A           0

Election of
Joseph E. Luecke   53,243,249     972,612        N/A           0

Election of
Robert M. Price    53,246,809     969,052        N/A           0

Election of
Janice D. Stoney   53,237,591     978,270        N/A           0

Approval of
Price Waterhouse   53,978,216      93,135    144,510           0

Approval of Plan   45,544,237   3,796,460    575,322   4,299,842

Approval of
Material Terms
of Incentives      46,931,747   2,400,035    584,238   4,299,841

*Numbers shown for Director elections are votes withheld. For other matters voted upon, numbers shown are votes against.

In addition to the directors elected at the meeting, the directors of the Registrant whose terms of office continued after the meeting are: Warren L. Batts, Ruth M. Davis, Lloyd C.
Elam, John B. McKinnon, James M. Ringler, David R. Parker, Clifford
J. Grum and Bob Marbut. As set forth in Registrant's proxy statement, upon the distribution of Tupperware's business to Registrant's shareholders, Messrs. Goings, Price, Grum and Marbut resigned as directors to become directors of Tupperware
Corporation.


Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits (numbered in accordance with Item 601 of
         Regulation S-K)

         (10)  $250,000,000 Credit Agreement dated as of May 17,
               1996 and amended as of June 6, 1996, is filed as an exhibit to this Report.

         (11) A statement of computation of per share earnings is filed as an exhibit to this Report.

         (27) A Financial Data Schedule for the second quarter of 1996 is filed as an exhibit to this Report.

     (b) During the quarter ended June 29, 1996, the Registrant filed a Current Report on Form 8-K dated June 13, 1996 reporting the distribution to Registrant's shareholders on May 31, 1996 of all the common stock of Tupperware Corporation, and reporting the sale, as a consequence of the distribution, by the trustees of the 401(k) plans of Tupperware Corporation and the Registrant of stock of the other and the use of the proceeds to purchase the common stock of the company sponsoring the plan. Also during the same quarter the Registrant filed a Current Report on Form 8-K dated July 12, 1996, reporting the completion of the sale of its flooring subsidiary, Hartco Flooring Company.

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


                                 PREMARK INTERNATIONAL, INC.



                                 By:     John M. Costigan
                                     ------------------------
                                    Senior Vice President,
                                General Counsel and Secretary




                                 By:    Lawrence B. Skatoff
                                     ------------------------
                                   Senior Vice President and
                                    Chief Financial Officer




Deerfield, Illinois
August 9, 1996

                      EXHIBIT INDEX


Exhibit No.              Description

(10)           $250,000,000 Credit Agreement dated
               as of May 17, 1996, amended as of
               June 6, 1996, is filed as an exhibit
               to this Report.

(11)           A statement of the computation
               of per share earnings is filed
               as an exhibit to this Report.

(27)           A Financial Data Schedule for
               the second quarter of 1996 is
               filed as an exhibit to this
               Report.