Form 10-Q
period 1996-09-28
PREMARK INTERNATIONAL INC
filed 1996-11-08
CIK 800575

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549
                             FORM 10-Q

(Mark One)

   [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

                For the 39 weeks ended September 28, 1996


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

As of November 6, 1996, 62,461,832 shares of the Common Stock,
$1.00 par value, of the Registrant were outstanding.

                            PART I
                     FINANCIAL INFORMATION

Item 1. Financial Statements

    a)  Financial Statements of Registrant

                                                           Page
        Index                                             Number

        Condensed Consolidated Statement of Income
        (Unaudited) for the 13 week periods ended
        September 28, 1996 and September 30, 1995........    2

        Condensed Consolidated Statement of Income
        (Unaudited) for the 39 week periods ended
        September 28, 1996 and September 30, 1995........    3

        Condensed Consolidated Balance Sheet
        (Unaudited) as of September 28, 1996 and
        December 30, 1995................................    4

        Condensed Consolidated Statement of Cash Flows
        (Unaudited) for the 39 week periods ended
        September 28, 1996 and September 30, 1995........    6

        Notes to Condensed Consolidated
        Financial Statements (Unaudited).................    7

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

                   PREMARK INTERNATIONAL, INC.
          CONDENSED CONSOLIDATED STATEMENT OF INCOME
                           (Unaudited)

                                                13 Weeks Ended
                                             --------------------
                                             Sept. 28,  Sept. 30,
                                               1996       1995
(In millions, except per share data)         ---------  ---------

Net sales..................................  $  563.2   $  556.3
                                             ---------  ---------

Costs and expenses:
  Cost of products sold....................     353.0      353.0
  Delivery, sales, and
    administrative expense.................     161.4      160.0
  Interest expense.........................       2.9        7.1
  Interest income..........................      (2.1)      (0.4)
  Other (income) expense, net..............      (1.8)       0.1
                                             ---------  ---------
     Total costs and expenses..............     513.4      519.8
                                             ---------  ---------

Income before income taxes.................      49.8       36.5
Provision for income taxes.................      19.6       10.5
                                             ---------  ---------

Income from continuing operations..........      30.2       26.0
Income from discontinued operations........       -         20.8
                                             ---------  ---------

Net income.................................      30.2       46.8
Retained earnings, beginning of period.....     652.1      656.7
Cash dividends declared....................      (5.0)     (16.5)
Cost of treasury stock issued
  in excess of option exercise prices......      (4.0)      (4.0)
                                             ---------  ---------

Retained earnings, end of period...........  $  673.3   $  683.0
                                             =========  =========

Income per common and
  common equivalent share:
    Continuing operations..................  $   0.46   $   0.41
    Discontinued operations................      -          0.33
                                             ---------  ---------
Net income per common and
  common equivalent share..................  $   0.46   $   0.74
                                             =========  =========

Average number of common and common
  equivalent shares outstanding............      66.1       63.5
                                             =========  =========

Dividends declared per common share........  $   0.08   $   0.27
                                             =========  =========

See accompanying Notes to Condensed Consolidated Financial
Statements (Unaudited).

                   PREMARK INTERNATIONAL, INC.
           CONDENSED CONSOLIDATED STATEMENT OF INCOME
                           (Unaudited)

                                                39 Weeks Ended
                                             --------------------
                                             Sept. 28,  Sept. 30,
                                               1996       1995
(In millions, except per share data)         ---------  ---------

Net sales..................................  $1,657.6   $1,614.9
                                             ---------  ---------

Costs and expenses:
  Cost of products sold....................   1,057.6    1,028.6
  Delivery, sales, and
    administrative expense.................     488.8      479.7
  Interest expense.........................      13.2       20.0
  Interest income..........................      (3.5)      (1.3)
  Loss on disposition of business..........      43.1        -
  Other income, net........................      (2.2)      (0.2)
                                             ---------  ---------
     Total costs and expenses..............   1,597.0    1,526.8
                                             ---------  ---------

Income before income taxes.................      60.6       88.1
Provision for income taxes.................      35.9       30.8
                                             ---------  ---------

Income from continuing operations..........      24.7       57.3
Income from discontinued operations........      62.2      103.1
                                             ---------  ---------

Net income.................................      86.9      160.4
Retained earnings, beginning of period.....     735.7      579.8
Cash dividends declared....................     (40.2)     (45.2)
Cost of treasury stock issued
  in excess of option exercise prices......     (23.0)     (12.0)
Distribution of Tupperware Corporation
  to shareholders..........................     (86.1)       -
                                             ---------  ---------

Retained earnings, end of period...........  $  673.3   $  683.0
                                             =========  =========

Income per common and
  common equivalent share:
    Continuing operations..................  $   0.38   $   0.90
    Discontinued operations................      0.97       1.61
                                             ---------  ---------
Net income per common and
  common equivalent share..................  $   1.35   $   2.51
                                             =========  =========

Average number of common and common
  equivalent shares outstanding............      64.4       64.0
                                             =========  =========

Dividends declared per common share........  $   0.65   $   0.74
                                             =========  =========

See accompanying Notes to Condensed Consolidated Financial
Statements (Unaudited).

                   PREMARK INTERNATIONAL, INC.
              CONDENSED CONSOLIDATED BALANCE SHEET
                             ASSETS
                           (Unaudited)

                                            Sept. 28,   Dec. 30,
                                              1996        1995
(In millions)                               ---------  ---------

Cash and cash equivalents..............     $  183.9   $   19.8

Accounts and notes receivable..........        380.5      397.5
  Less allowances for
    doubtful accounts..................        (20.9)     (19.7)
                                            ---------  ---------
                                               359.6      377.8

Inventories............................        344.8      347.6
Recoverable income taxes...............          9.8       12.3
Deferred income tax benefits...........         66.1       77.2
Prepaid expenses.......................         35.6       45.0
                                            ---------  ---------
  Total current assets.................        999.8      879.7
                                            ---------  ---------

Property, plant and equipment..........        921.8      939.0
  Less accumulated depreciation........       (514.6)    (514.3)
                                            ---------  ---------
                                               407.2      424.7

Intangibles, less accumulated
  amortization.........................        107.1      168.7
Other assets...........................         72.6       73.0
Net assets of discontinued
  operations...........................          -        415.2
                                            ---------  ---------

Total assets...........................     $1,586.7   $1,961.3
                                            =========  =========

See accompanying Notes to Condensed Consolidated Financial
Statements (Unaudited).

                   PREMARK INTERNATIONAL, INC.
              CONDENSED CONSOLIDATED BALANCE SHEET
              LIABILITIES AND SHAREHOLDERS' EQUITY
                           (Unaudited)

                                             Sept. 28,  Dec. 30,
                                               1996       1995
(In millions)                                ---------  --------

Accounts payable.........................    $   98.9   $  104.4
Short-term borrowings and current
  portion of long-term debt..............        18.6      133.0
Accrued liabilities......................       330.9      365.7
                                             ---------  ---------
  Total current liabilities..............       448.4      603.1
                                             ---------  ---------

Long-term debt...........................       116.0      121.7
Accrued postretirement
  benefit cost...........................       121.5      120.1
Other liabilities........................        67.9      107.6

Shareholders' equity:
  Preferred stock, $1.00 par value,
    authorized 50,000,000 shares;
    issued -- none.......................         -          -
  Common stock, $1.00 par value,
    authorized 200,000,000 shares;
    issued -- 69,003,840 shares..........        69.0       69.0
  Capital surplus........................       331.9      590.3
  Retained earnings......................       673.3      735.7
  Treasury stock, 6,703,145 shares
    at September 28, 1996, and 7,857,080
    shares at December 30, 1995,
    at cost..............................      (224.7)    (258.0)
  Unearned portion of restricted
    stock issued for future service......        (2.5)      (1.0)
  Cumulative foreign currency
    adjustments..........................       (14.1)    (127.2)
                                             ---------  ---------
  Total shareholders' equity.............       832.9    1,008.8
                                             ---------  ---------
  Total liabilities and
    shareholders' equity.................    $1,586.7   $1,961.3
                                             =========  =========

See accompanying Notes to Condensed Consolidated Financial
Statements (Unaudited).

                   PREMARK INTERNATIONAL, INC.
         CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Unaudited)

                                                39 Weeks Ended
                                             --------------------
                                             Sept. 28,  Sept. 30,
                                               1996       1995
(In millions)                                ---------  ---------

Cash flows from operating activities:
  Net income............................     $   86.9   $  160.4
  Adjustments to reconcile net
    income to net cash provided
    by operating activities from
    continuing operations:
      Income from discontinued
        operations......................        (62.2)    (103.1)
      Loss on disposition of business...         38.6        -
      Depreciation and amortization.....         51.6       53.2
  Changes in assets and liabilities:
      Decrease in accounts
        and notes receivable............          8.4        5.2
      Increase in inventory.............        (18.4)     (51.7)
      Decrease in accounts payable
        and accrued liabilities.........        (21.2)     (43.7)
      Increase (decrease) in
        income taxes payable............         10.0       (7.8)
      Increase (decrease) in
        deferred income taxes...........          8.7       (3.0)
      Other.............................        (14.2)     (15.3)
                                              --------   --------
    Net cash provided by (used in)
        operating activities from
        continuing operations...........         88.2       (5.8)
                                              --------   --------

Cash flows from investing activities:
  Capital expenditures..................        (58.2)     (59.1)
  Proceeds from disposition
    (acquisition) of businesses.........         35.3       (2.9)
  Other.................................          5.2       (2.2)
                                              --------   --------
    Net cash used in
        investing activities from
        continuing operations...........        (17.7)     (64.2)
                                              --------   --------

Cash flows from financing activities:
  Net (decrease) increase
    in short-term debt..................       (113.6)     184.9
  Proceeds from long-term debt..........          5.0        -
  Repayment of long-term debt...........         (0.8)      (0.2)
  Proceeds from exercise of
    stock options.......................         15.4        9.1
  Purchase of treasury stock............         (8.8)    (148.1)
  Payment of dividends..................        (51.8)     (41.5)
                                              --------   --------
    Net cash (used in) provided by
        financing activities from
        continuing operations...........       (154.6)       4.2
                                              --------   --------

Effect of exchange rate changes on
  cash and cash equivalents.............         (0.6)       0.8
                                              --------   --------
Net cash provided by
  discontinued operations...............        248.8       58.1
                                              --------   --------
Net increase (decrease) in cash
  and cash equivalents..................      $ 164.1    $  (6.9)
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


Note 2:  Inventories

Inventories, by component, are summarized as follows (in millions):

                                  September 28,  December 30,
                                      1996           1995
                                    --------       --------

Finished goods....................  $ 176.4        $ 169.8
Work in process...................     32.0           37.9
Raw materials and supplies........    136.4          139.9
                                    --------       --------
    Total inventories.............  $ 344.8        $ 347.6
                                    ========       ========


Note 3:   Pro Rata Distribution of Tupperware Stock

On November 1, 1995, the company's board of directors authorized management to establish its Tupperware subsidiary as an independent company through a stock distribution to Premark shareholders. The distribution was effected on May 31, 1996.

Under the Distribution Agreement, on May 24, 1996, Dart Industries, Inc. paid a $284.9 million special dividend to Premark. If the distribution had occurred at the beginning of 1995, it is assumed that the company would not have incurred any short-term borrowings during 1995 or the first half of 1996. Consequently, on a pro forma basis, interest expense would have been $4.0 million for the third quarter of 1995 and $9.3 million and $12.7 million for the first nine months of 1996 and 1995, respectively.



Note 4:  Sale of Hartco

On June 28, 1996, the company completed the sale of the stock of its Hartco subsidiary to Triangle Pacific Corporation for $35.8 million in cash plus the assumption of certain Hartco liabilities. A pretax loss of $43.1 million ($38.6 million after tax) is included in the year-to-date reported results of the Decorative Products Group.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

The following is a discussion of the results of operations for the 13 weeks and 39 weeks ended September 28, 1996, compared with the 13 weeks and 39 weeks ended September 30, 1995, and changes in financial condition during the 39 weeks ended September 28, 1996.

Overall

In late 1995, the company's board of directors authorized management to proceed with a plan to establish Tupperware as an independent company through a stock distribution to Premark's shareholders. The distribution was effected on May 31, 1996. Tupperware has been reported as a discontinued operation in these financial statements.

Net Sales and Income from Continuing Operations

Net sales from continuing operations for the third quarter of 1996 were $563.2 million, an increase of 1.2 percent compared with net sales of $556.3 million in 1995. For the first nine months of 1996, net sales rose to $1.7 billion, which was an improvement of nearly 3 percent from 1995's net sales of $1.6 billion. Third quarter sales increased at all operating units except West Bend. Excluding sales of Hartco Flooring, which was sold in the second quarter of 1996, sales rose nearly 5 percent. For the first nine months of 1996, improvements at Wilsonart, Precor and Florida Tile were somewhat offset by a decline at West Bend and the absence of Hartco. Sales at the Food Equipment Group were essentially flat, as growth in the U.S. and other international operations was offset by a decline in Europe reflecting weak economies and the negative effect of a strong U.S. dollar. Excluding revenues of Hartco, year-to-date sales rose 3.5 percent.

Third quarter income from continuing operations rose significantly from $26.0 million or $0.41 per share to $30.2 million or $0.46 per share. A significant improvement in profitability at Wilsonart and Precor, continued growth at the Food Equipment Group, and lower net interest and corporate expenses, more than offset a decline at West Bend. For the first nine months of 1996, net income of $24.7 million or $0.38 per share was significantly below last year's income from continuing operations of $57.3 million or $0.90 per share, due to the loss on the sale of Hartco. Excluding that loss, income from operations would have been $63.4 million or $0.98 per share. The higher income from continuing operations was the result of improvements in profitability at Wilsonart, Precor and West Bend, along with lower interest and corporate expenses, which offset lower results at the Food Equipment Group and Florida Tile.

Costs and Expenses

Cost of products sold as a percentage of net sales was 62.7 percent for the third quarter of 1996 compared with 63.4 percent for the third quarter of 1995. For the first nine months, the rates in 1996 and 1995 were 63.8 percent and 63.7 percent, respectively. Delivery, sales, and administrative expenses as a percentage of sales were 28.7 percent for the third quarter of 1996 compared with 28.8 percent for the same period last year. For the first nine months, the rates were 29.5 percent and
29.7 percent for 1996 and 1995, respectively.

Tax Rate

For the third quarter, the effective tax rate in 1996 was 39.3 percent, compared with 28.8 percent in 1995. The increase in the rate is due to the favorable resolution of certain tax audit contingencies in 1995 and a lower benefit in 1996 relating to the repatriation of foreign earnings. For the first nine months of 1996, the effective tax rate (excluding the loss on the sale of Hartco) was 38.9 percent versus 35.0 percent for the first nine months of 1995. Including the loss on the sale of Hartco, the 1996 year-to-date rate was 59.1%. This increase reflects the company's potential inability to realize the full tax benefit associated with the loss on the sale of Hartco.

Net Interest Expense

Interest expense, net of interest income, was $.8 million in the third quarter of 1996 versus $6.7 million in the third quarter of 1995. For the first nine months of 1996, net interest expense was $9.7 million versus $18.7 million in 1995. Net interest expense reflects interest accrued and earned on all of Premark's borrowings and invested cash, excluding amounts that were owed or held by Tupperware, respectively. The lower net interest expense in 1996 was due to the special dividend paid to Premark by Dart on May 24, 1996, as described in Note 3 to the condensed consolidated financial statements, which was used to substantially reduce Premark's outstanding debt, cash received from the sale of Hartco as well as less debt required to finance working capital needs.


Segment Results

Food Equipment Group

Net sales for the third quarter of 1996 were $315.3 million, an increase of 1 percent from $310.8 million in 1995. For the first nine months, net sales were essentially flat at $916.6 million in 1996 versus $914.9 million in 1995. For both periods, growth in the U.S. and international operations other than Europe was mainly offset by declines in most European countries. International operations accounted for 40 percent and 41 percent of segment sales in the third quarter and first nine months of 1996, respectively.

For the third quarter, segment profit of $24.8 million was 5 percent higher than 1995's $23.6 million. For the first nine months, however, segment profit fell to $55.9 million in 1996 from $64.7 million in 1995. In the third quarter, improvement in the U.S. and other international operations more than offset the decline in Europe. For the nine months, a decline in the U.S. and Europe more than offset improvements in other international operations. International operations accounted for 21 percent and 15 percent of segment profit for the third quarter and first nine months, respectively.

U.S. sales rose 5 percent for the third quarter as a result of strong demand for service, improvement in both the food retail and foodservice equipment channels and nominal price increases. Segment profit rose nearly 11 percent from the third quarter of 1995, as the nominal price increases and higher volume offset less favorable product mix. For the first nine months, sales increased 3 percent, reflecting higher service revenues. Segment profit, however, declined 6 percent as the result of a second quarter provision for plant closings, unfavorable product mix and lower production volume.

European sales were down 6 percent and 7 percent for the third quarter and first nine months, respectively, as a result of difficult economies in most markets as well as the impact of unfavorable foreign exchange rates. Excluding foreign exchange impact, European sales dropped 4 percent for both the third quarter and first nine months of 1996. For the third quarter, profits declined 24 percent due to the lower volume, offset partially by nominal pricing improvements and reduction in force savings. For the first nine months, profits declined 73 percent, reflecting lower sales and production volumes as well as a $1.9 million provision for a reduction in force in the first quarter.

Sales in the other international operations grew by 9 percent in the third quarter as the addition of Argentina plus improvement in Mexico more than offset a modest decline in Canada. For the first nine months of 1996, sales increased 13 percent due to growth in Mexico, along with the impact of acquisitions in Brazil and Argentina. Segment profit for both periods grew substantially over last year driven by higher production volume in Canada as well as sales related gains in Mexico.

Decorative Products Group

Net sales were $178.6 million for the third quarter of 1996, an increase of nearly 3 percent compared with $174.1 million in the same period in 1995. For the first nine months, sales grew 7 percent from $522.4 million to $559.2 million in 1996. Segment profit of $20.5 million in the third quarter of 1996 was a 24-percent improvement over a profit of $16.6 million in the same period last year. For the first nine months, segment profit was $10.5 million in 1996 versus a profit in the same period last year of $49.2 million. The significant decline in year-to-date profits from last year was a result of the $43.1 million pretax loss on the sale of Hartco. Excluding that loss, segment profit for the first nine months would have been $53.7 million, an increase of 9 percent.

Wilsonart's sales in 1996 increased 16% and 12%, respectively, for the third quarter and first nine months versus 1995, reflecting higher volume, improved pricing and the introduction of a new laminate flooring product. Segment profit for both periods rose significantly on higher volume and pricing, despite marketing expenses associated with new product introductions.

Florida Tile had a 9-percent increase in sales for the third quarter and a 5-percent increase year-to-date. Higher volume in private label sales more than offset competitive pricing pressures. For the third quarter, segment profit rose significantly on the strength of higher volume and improvement in manufacturing efficiencies. For the first nine months, segment profit declined substantially, reflecting lower pricing, higher manufacturing costs and expenses to open additional branch locations.

Consumer Products Group

Net sales were $69.3 million for the third quarter of 1996, a 3-percent decline compared with $71.4 million in 1995. For the first nine months, sales rose 2 percent from $177.6 million to $181.8 million in 1996. Segment profit for the third quarter fell 4 percent from $8.5 million to $8.2 million. For the first nine months, segment profit rose significantly to $15.9 million from $10.3 million last year.

West Bend sales fell 10 percent and 7 percent for the quarter and year to date, respectively, from 1995. Housewares sales fell sharply for both periods due to a soft retail environment and competitive pricing on breadmakers, but direct-to-the-home cookware sales posted a strong increase in both periods. For the third quarter, West Bend segment profit declined substantially, reflecting lower Housewares sales as well as unfavorable mix and higher operating expenses at Premiere Cookware. For the first nine months, segment profit improved due to the absence of the $8 million recall provision made in 1995. Excluding that charge, profits fell substantially compared with last year on lower Housewares sales.

Precor sales grew 40 percent and 41 percent for the quarter and first nine months, respectively, on increases in both the retail and commercial markets as well as the introduction of a new product. The unit's segment profit improved significantly in both periods as a result of the higher volume and improved margins.


Financial Condition of Premark

Under the distribution agreement among Premark, Tupperware and Dart on May 24, 1996, Dart paid $284.9 million to Premark. On June 28, 1996, the company completed the sale of its Hartco subsidiary to Triangle Pacific for $35.8 million and assumption of debt.

Net cash provided by operating activities in the first nine months of 1996 was $88.2 million compared with the use of cash of $5.8 million in the first nine months of 1995. The higher cash generation in 1996 was primarily due to lower working capital needs than in 1995. Net cash used in investing activities was $17.7 million and $64.2 million in 1996 and 1995, respectively. The lesser amount in 1996 reflects the cash received on the sale of Hartco . Net cash used in financing activities was $154.6 million in the first nine months of 1996 versus net cash provided of $4.2 million last year. In 1995, short-term debt was increased, reflecting the funding for the stock repurchase program in the first quarter along with financing a higher level of working capital. In 1996, a significant part of the company's short-term debt was repaid using the cash from the special dividend received from Tupperware.

The total debt-to-capital ratio at the end of the third quarter of 1996 was 13.9 percent, compared with 29.7 percent at the end of the third quarter of 1995, and 25.1 percent as of December 30, 1995. The third quarter of 1995 and year end 1995 ratios included debt of discontinued operations. The lower ratio as of September 28, 1996, compared with both last year's third quarter and the end of 1995 ratios, reflects the repayment of debt with cash from the special Tupperware dividend plus the effect from a reduction of equity due to the spinoff of Tupperware. Working capital as of September 28, 1996 increased by $274.8 million from December 30, 1995. The largest changes among the components of working capital were an increase in cash and cash equivalents and a decrease in short-term borrowings, both reflecting the receipt of the special Tupperware dividend and cash from the sale of the company's Hartco subsidiary.

As of September 28, 1996, unused lines of credit were approximately $557.2 million, including $250 million under a revolving credit agreement that expires in May, 2001. Future cash flows, lines of credit, and other short-term financing are expected to be adequate to fund operating and investing activities.

On August 7, 1996, the company announced it would repurchase 6 million of its shares, with volume and timing to depend on market conditions. Purchases will be made in the open market or through other transactions and will be financed through available cash, cash flow from operations or issuance of additional debt. Through November 6, 1996, 80,000 shares have been purchased under this program at an average cost of $19 per share.

The company's previous stock repurchase plan announced in August, 1995, was terminated prior to June 29, 1996. Under that plan, the company had repurchased 588,000 shares at an average cost of $51 per share, including repurchases in 1996 of 92,000 shares at an average cost of $50 per share.

                          PART II

                     OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits (numbered in accordance with Item 601 of
         Regulation S-K)

         (11) A statement of computation of per share earnings is filed as an exhibit to this Report.

         (27) A Financial Data Schedule for the third quarter of 1996 is filed as an exhibit to this Report.

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




Deerfield, Illinois
November 7, 1996

                        EXHIBIT INDEX

Exhibit No.              Description

(11)           A statement of the computation
               of per share earnings is filed
               as an exhibit to this Report.

(27)           A Financial Data Schedule for
               the third fiscal quarter of 1996
               is filed as an exhibit to this
               Report.