Form 10-K
period 1996-12-28
PREMARK INTERNATIONAL INC
filed 1997-03-20
CIK 800575

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                               FORM 10-K
(Mark One)

     X    Annual Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934 [Fee Required]

             For the fiscal year ended December 28, 1996

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

Preferred Stock Purchase Rights               New York Stock Exchange
                                              Pacific Stock Exchange

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

  Aggregate market value of the Registrant's voting stock held by non-affiliates, based upon the closing price of said stock on the New York Stock Exchange-Composite Transaction Listing on March 3, 1997 ($22.875 per share): $1,436,528,132.

     As of March 3, 1997, 62,799,044 shares of the Common Stock, $1.00 par value, of the Registrant were outstanding.

     Documents Incorporated by Reference:

     Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held May 7, 1997, are incorporated by reference into Part III of this Report.


                             PART I

Item 1.  Business

(a) General Development of Business

     Premark International, Inc. (the "Registrant") is a multinational commercial and consumer products company. The Registrant is a Delaware corporation that was organized on August 29, 1986, in connection with the corporate reorganization of Kraft, Inc. ("Kraft"). In the reorganization, the businesses of the Registrant and certain other assets and liabilities of Kraft and its subsidiaries were transferred to the Registrant. On October 31, 1986, the Registrant became a publicly held company through the pro-rata distribution by Kraft to its shareholders of all of the outstanding shares of common stock of the Registrant. On May 31, 1996, the Registrant distributed on a pro-rata basis to its shareholders all of the stock of Tupperware Corporation ("Tupperware"), a direct seller of consumer products. On June 28, 1996, the Registrant sold all its stock in Hartco Flooring Company to Triangle Pacific Corp.

     The Registrant's principal operating subsidiaries are Hobart Corporation ("Hobart"); Wilsonart International, Inc. ("Wilsonart"); The West Bend Company ("West Bend"); Florida Tile Industries, Inc. ("Florida Tile"); and Precor Incorporated ("Precor"). Hobart, organized in Delaware in 1989, is a successor to a business originally incorporated in 1897. Hobart's predecessor was acquired in 1981 by a predecessor of the Registrant. Wilsonart and West Bend were organized in Delaware in 1988 as separate corporations owned directly by the Registrant, having been acquired as operating divisions by a predecessor of the Registrant in 1966 and 1968, respectively. Wilsonart changed its name from Ralph Wilson Plastics Company in 1995. Florida Tile, a Florida corporation organized in 1954, was acquired in 1990. Precor, a Delaware corporation, was organized as a Washington corporation in 1981, and was acquired in 1984 by a predecessor of the Registrant.

(b) Financial Information About Industry Segments

     For certain financial information concerning the Registrant's business segments, see Note 10 ("Segments of the Business") of the Notes to the Consolidated Financial Statements of this Report.

(c) Narrative Description of Business

     The Registrant conducts its business through its three business segments: the Food Equipment Group; the Decorative Products Group; and the Consumer Products Group. All year-to-year comparisons have been restated to exclude Tupperware. A discussion of the three business segments follows.


                         FOOD EQUIPMENT GROUP

Principal Products, Markets and Distribution

     The Food Equipment Group (the "Group") is composed primarily of Hobart Corporation and other subsidiaries of the Registrant engaged in the design, manufacture, distribution and service of commercial food preparation, cooking, storage and cleaning equipment. For the fiscal years 1996, 1995 and 1994, sales by the Group contributed approximately 55 percent, 56 percent and 54 percent, respectively, of the sales of the Registrant's businesses. Revenues from foreign operations constituted approximately 41 percent of the Group's 1996 sales.

     The Group's core products include warewashing equipment; food preparation machines, such as mixers, slicers, cutters, meat saws and grinders; weighing and wrapping equipment and related systems; baking and cooking equipment, such as ovens, ranges, fryers, griddles and broilers; and refrigeration equipment. Products are marketed under the trademarks Hobart, Stero, Vulcan, Vulcan-Hart, Wolf, Tasselli, Adamatic, Still, Foster, Inoxyform and Ungermann. The Hobart brand represents about 79 percent of the Group's sales.

     Food equipment products are sold to the retail food industry, including supermarket chains, independent grocers, delicatessens, bakeries, convenience and other food stores, and to the foodservice industry, including independent restaurants, fast-food chains, hospitals, correctional facilities, schools, hotels, resorts and airlines.

     Food equipment products are distributed in more than 100 countries, either through company-owned operations or through distributors, dealers or licensing arrangements. The Group is the only major food equipment manufacturer in the United States with its own nationwide service network for the markets in which it sells, providing not only an important source of income but also an important source for developing new sales. The Group also has a substantial service network outside the United States. The Group directly services its food machines, warewashers, weigh/wrap equipment and cooking equipment, while authorized independent agents service refrigeration units and some cooking equipment. For financial information regarding service revenues, see Note 10 ("Segments of the Business") of this Report.

     Major new products introduced by the Group in the United States in 1996 included a new line of Hobart waste equipment systems; a Medalist by Hobart mixer; and a Vulcan-Hart induction cooktop. In Europe, the Group introduced a line of Hobart utensil washers.

Raw Materials and Facilities

     The Group uses stainless and carbon steel, aluminum and plastics in the manufacture of its products. These materials are readily available from several sources, and no difficulties have been experienced with respect to their availability, although costs have increased somewhat. In addition to manufacturing certain component parts, the Group also purchases many component parts, such as electrical and electronic components, castings, hardware, fasteners and bearings. Certain manufacturers use tooling provided by the Group for such components.

     The Group owns its headquarters building and a major manufacturing complex consisting of four plants in Troy, Ohio. In addition, the Group operates nine manufacturing plants in California, Georgia, Kansas, Kentucky, Maryland, New Jersey, Ohio and Virginia, and ten manufacturing plants in Canada, France, Italy, the United Kingdom, Germany, Brazil and Australia. Most of these plants are owned. In 1996, the Group sold its Ohio grey iron foundry, obtaining a long-term supply arrangement as part of the sale. Construction of a new Kentucky warewashing plant was completed in 1996. The Group is building a warewashing plant in China, with anticipated startup in the first half of 1997.

Competition

     The Group competes in a growing worldwide market that is highly fragmented. No single manufacturer competes with respect to all of the Group's products, and the degree of competition varies among different customer segments and products. In some instances the company faces strong competition from manufacturers that specialize in particular products. Because of the longevity of the company's products and the premium prices they frequently command, the company faces competition from used equipment and lower-priced products, especially during periods of weak economic conditions.

     The commercial food equipment industry is mature, with growth primarily a function of new construction and replacement sales to existing locations, as well as menu and format changes. The extensiveness of the Group's brand acceptance across a broad range of products is deemed by the Registrant to be an important competitive advantage. Another important competitive advantage is the Group's extensive service network throughout North America and Europe, as well as in major markets in the Far East and Latin America. Competition is also based on numerous other factors, including product quality, performance and reliability, price, labor savings and energy conservation.

Miscellaneous

     The Group had approximately $136 million of backlog orders at the end of 1996 and $127 million at the end of 1995, after restatement of 1995 for foreign exchange rate effects. The Group considers such orders to be firm, though changes or cancellations of insignificant amounts may occur, and expects that the 1996 backlog orders will be filled in 1997.


                        DECORATIVE PRODUCTS GROUP

Principal Products, Markets and Distribution

     Wilsonart, Florida Tile and Hartco make up the Decorative Products Group. Hartco was sold in June 1996. The Decorative Products Group contributed 32 percent, 31 percent and 32 percent of the sales of the Registrant's businesses for the fiscal years 1996, 1995 and 1994, respectively.

     Wilsonart designs, manufactures and distributes decorative surfacing products. Its primary surfacing product is high pressure decorative plastic laminate, which is produced using heated, high pressure presses. Decorative surfacing products, sold principally under the Wilsonart trademark in more than 1,000 colors, designs, and finishes, are used for numerous interior surfacing applications, including cabinetry, countertops, vanities, store fixtures, flooring and furniture. Approximately 45 percent of the Wilsonart decorative laminate sold is used in residential applications, primarily for surfacing kitchen and bathroom countertops and cabinetry. Decorative laminate applications in the commercial market include office furniture, retail store fixtures, restaurant and hotel furniture, and doors. Wilsonart also manufactures specialty-grade laminates, including chemical-resistant, wear-resistant, and fire-retardant types. Among the specialized applications for Wilsonart laminate are those in laboratory work surfaces, jetways and naval vessels. For financial information regarding decorative laminate revenues, see Note 10 ("Segments of the Business") of this Report. In 1996, Wilsonart introduced a high pressure laminate flooring product in woodgrain plank and stone-look tile formats and a solid surfacing veneer product.

     In addition to laminate products, Wilsonart sells solid surfacing and solid surfacing veneer products, including panels and solid surfacing sinks. The company also sells contact adhesives, as well as decorative metals surfacings and decorative edge moldings for countertops and furniture. Virtually all products are sold under the Wilsonart trademark. Some products, such as Lokweld adhesives, also employ various other trademarks.

     Wilsonart decorative products are sold throughout the United States through wholesale building material distributors and directly to original equipment manufacturers. The company sells products outside the United States through independent distributorships and foreign subsidiaries. Products are sold in over 50 countries, including Mexico, Japan, Canada, the United Kingdom, Poland, Russia, Central and South America, Australia, New Zealand, Hong Kong, Taiwan, China, Korea and Singapore.

     Florida Tile manufactures glazed ceramic wall and floor tile products in a wide variety of sizes, shapes, colors and finishes, which are suitable for residential and commercial uses. Tile products are marketed under the Florida Tile trademark through company-owned and independent distributors. Florida Tile also manufactures private label products for others. Exports comprise a small portion of Florida Tile's sales. Florida Tile also imports foreign-produced tile products to supplement its line of manufactured products.

Raw Materials and Facilities

     The manufacture of decorative laminates requires various raw materials, including kraft and decorative paper, overlays, and melamine and phenolic resins. Each of these items is available from a limited number of manufacturers, but Wilsonart has not experienced difficulties in obtaining sufficient quantities. Costs of paper and resin raw materials did not increase substantially over the past year, but fluctuated somewhat, especially for decorative paper. The principal raw materials used in Florida Tile products are clay, talc, stains and frit (ground glass), all of which are available to Florida Tile in sufficient quantities. Costs of Florida Tile's raw materials have been relatively stable.

     Wilsonart owns and operates three manufacturing facilities in Texas and North Carolina, giving it the largest decorative laminate production capacity in North America and one of the largest capacities in the world. Adhesives are produced at two plants located in Texas and Louisiana. The high pressure laminate flooring product is manufactured in a facility in Texas. Some of the company's solid surfacing sinks are manufactured in a facility in Texas. Other solid surfacing and solid surfacing veneer products are purchased under a supply agreement. The company believes the source of supply is reliable. Wilsonart has 16 regional distribution centers that are geographically dispersed throughout North America. These facilities can deliver stock items within 24 hours. Non-stock items can be produced and delivered within 10 working days. Florida Tile manufactures products in three owned manufacturing plants located in Florida, Georgia and Kentucky. It owns and leases clay mines in Georgia. Florida Tile products are distributed through a network of company-owned and independent distribution outlets.

Competition

     Wilsonart products are sold in highly competitive markets throughout the world. The company's laminate and solid surfacing and solid surfacing veneer products compete with a broad variety of surfacing and flooring materials. Wilsonart estimates that it has approximately 49 percent of United States sales of high pressure decorative laminates, about 20 percent of United States sales of laminate flooring, and relatively small portions of adhesives and solid surfacing sales. The major competitor in solid surfacing products accounts for about 75 percent of total sales. Wilsonart successfully competes with other companies by providing fast product delivery, offering a broad choice of colors, designs and finishes, and emphasizing design, quality, service and product development.

     Florida Tile competes with a number of other domestic and foreign tile manufacturers, as well as sellers of marble, stone, cast products, carpeting, resilient flooring and other types of wall and floor covering materials, in a highly fragmented market. The Registrant believes Florida Tile is the second largest U.S. ceramic tile manufacturer, with sales substantially lower than the largest U.S. tile manufacturer. Foreign-manufactured products account for approximately 55 percent of ceramic tile sales in the United States. The United States represents only about 5 percent of the worldwide market for ceramic tile. Important competitive factors in Florida Tile's business include price, style, quality, breadth of product line and service.

Miscellaneous

     The Decorative Products Group maintains a continuing program of product development. Its efforts focus on product design, quality, performance and durability, product enhancement, and product applications, as well as on manufacturing processes. Development of component materials for laminate, solid surfacing, solid surfacing veneer, and ceramic tile products is generally performed by the companies providing those materials.

     The Group's products are sold for new construction and remodeling, in both the residential and commercial markets. As a consequence, the Group's sales are affected by the seasonality of the new construction and remodeling industries.


                     CONSUMER PRODUCTS GROUP

Principal Products, Markets and Distribution

     The Consumer Products Group consists of West Bend and Precor. It contributed 13 percent, 13 percent and 14 percent of the sales of the Registrant's business for the fiscal years 1996, 1995 and 1994, respectively.

     West Bend designs, manufactures and sells small electric appliances such as bread makers, electric skillets, slow cookers, woks, corn poppers, beverage makers and electronic timers, under the West Bend trademark. West Bend also manufactures and sells high-quality stainless steel cookware, and a line of household water distillers. During 1996, West Bend continued to expand its bread maker and drip coffeemaker lines and introduced a stand mixer. Precor manufactures aerobic physical fitness equipment such as treadmills, cross-training machines, low-impact climbers and exercise cycles, as well as hand-held remote control weights, all of which are marketed under the Precor trademark. In 1996, Precor announced the introduction in 1997 of a stretching device to enhance performance of all daily activities, and a home version of its commercial EFX cross-training machine.

     West Bend small appliances are sold primarily in the United States and Canada, directly to mass merchandisers, department stores, hardware stores, warehouse clubs and catalog showrooms. West Bend's stainless steel cookware is sold to consumers by independent distributors through dinner parties and by other direct sales methods. Cookware is sold in 31 countries under 23 separate brand names. Precor equipment is sold primarily through specialty fitness equipment retail stores and high-end sporting goods and bicycle stores in the United States and Canada. A small portion of Precor products is sold outside the United States, in Asia, Europe, Latin America and the Middle East. Those products are sold primarily through select independent distributors. Precor products continue to be primarily for home use. However, Precor now derives a significant portion of its revenue through sales to fitness clubs.

Raw Materials and Facilities

     West Bend uses aluminum, stainless steel, plastic resins and other materials in the manufacture of its products. Precor uses carbon steel, stainless steel, aluminum, electronic components and other materials in the manufacture of its products. Generally, neither West Bend nor Precor has experienced any significant difficulties in obtaining any of these raw materials or products. The costs of aluminum and packaging have declined somewhat, while other raw material costs have remained flat. West Bend owns and operates two manufacturing plants in Wisconsin and Mexico. Precor maintains two leased plants in the state of Washington.

Competition

       Products sold by West Bend and Precor compete with products sold by numerous other companies of varying sizes in highly competitive markets. The small appliance business is a mature industry, with growth dependent in large measure on developing new products, entering new product categories and satisfying the needs of large mass merchandisers. Low-priced imports remain a factor in the business. Many product life cycles in the household fitness business are relatively short, creating a continuing need for product development. Important competitive factors in this segment include price, development of new products and product features, quality, name recognition, innovative design, product performance, just-in-time delivery, warranties and service.

Miscellaneous

     The small appliance industry is dependent on gift-giving for a substantial portion of its sales. West Bend's housewares sales in the fourth quarter typically are significantly higher due to the gift-giving season. Precor's business is significantly higher in the first and fourth quarters, when winter weather forces more people to exercise indoors. The Consumer Products Group is dependent on two customers for approximately one-third of its revenues.

             OTHER INFORMATION RELATING TO THE BUSINESS

     Trademarks and Patents. The Registrant considers trademarks and patents to be of importance to its businesses. The Registrant's trademarks are among the leading brand names for many of its product lines. Its businesses have followed the practice of applying for patents with respect to most of the significant patentable developments, and now own a number of patents relating to their products. In certain cases the Registrant has elected common law trade secret protection in lieu of obtaining patent protection. In addition, exclusive and nonexclusive licenses under patents owned by others are held. No business is dependent to any material extent upon any single patent or trade secret or group of patents or trade secrets.

     Research and Development. For fiscal years ended 1996, 1995 and 1994, the Registrant spent approximately $39 million, $38 million, and $35 million, respectively, on research and development activities.

     Environmental Laws. Compliance by the Registrant's businesses with federal, state and local environmental protection laws has not in the past had, and is not expected to have in the future, a material effect upon its capital expenditures, liquidity, earnings or competitive position. The Registrant expects to expend less than $100 thousand through 1998 on capital expenditures related to environmental facilities. In 1996, the Registrant had approximately $350 thousand of capital expenditures for environmental facilities, and approximately $3 million of remedial expenditures for environmental sites. See Item 3 for a further discussion of environmental matters.

     Employees. The Registrant and its subsidiaries employ approximately 16,300 people. Approximately 25 percent of the Registrant's employees are affiliated with one of the several unions with which the Registrant's subsidiaries have collective bargaining agreements. In recent years there has been no major effort to organize additional persons working for the Registrant's businesses, and there have been no significant work stoppages. The Registrant considers its relations with its employees to be good.

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

     Miscellaneous. Except as disclosed above in the narrative descriptions of the Registrant's business segments, none of the Registrant's businesses is seasonal, has working capital practices or backlog conditions material to an understanding of its businesses, is dependent on a small number of customers, or is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the federal government. Since the Registrant has substantial sales outside the United States, changes in currency exchange rates can affect the business.

(d) Financial Information about Foreign and Domestic Operations and Export
Sales

     For information concerning foreign and domestic operations and export sales, see Note 7 ("Income Taxes") and Note 10 ("Segments of the Business") of this Report. For information concerning Registrant's discontinued Tupperware operation, see Note 2 ("Distribution of Tupperware to
Shareholders and Hartco Disposition") of this Report.

     Executive Officers of the Registrant. Following is a list of the names and ages of all the Executive Officers of the Registrant, indicating all positions and offices with the Registrant held by each such person, and each such person's principal occupations or employment during the past five years. Each such person has been elected to serve until the next annual election of officers of the Registrant (expected to occur on May 7, 1997), except that Mr. Coleman has announced his retirement effective April 1, 1997.

   Name and Age               Positions and Offices Held
                              and Principal Occupations
                              or Employment During Past
                              Five Years

Warren L. Batts (64)          Chairman of the Board of
                              Directors since May 1996, and
                              prior thereto Chairman of the
                              Board and Chief Executive
                              Officer.

James M. Ringler (51)         President and Chief Executive
                              Officer since May 1996, after
                              having served as President and
                              Chief Operating Officer since
                              June 1992, and as President,
                              Food Equipment Group prior
                              thereto.

Joseph W. Deering (56)        Group Vice President of
                              Premark and President of
                              Premark's Food Equipment
                              Group since June 1992, after
                              serving as President of
                              Leucadia National's
                              Manufacturing group.

Thomas W. Kieckhafer (58)     Corporate Vice President and
                              President of The West Bend
                              Company.

William R. Reeb (49)          Corporate Vice President
                              since November 1994, and
                              President and Chief Operating
                              Officer of Wilsonart since
                              August 1993.  Prior thereto,
                              Mr. Reeb served as Vice
                              President, Marketing, for the
                              Decorative Products Group and
                              Executive Vice President for
                              Wilsonart.

James C. Coleman (57)         Senior Vice President, Human
                              Resources.

John M. Costigan (54)         Senior Vice President,
                              General Counsel and
                              Secretary.

Lawrence B. Skatoff (57)      Senior Vice President and
                              Chief Financial Officer.

Raymond Barbosa (42)          Vice President, Taxes and Tax
                              Counsel since May 1996,
                              prior to which Mr. Barbosa was
                              Tax Counsel.

L. John Fletcher (53)         Vice President, Assistant
                              General Counsel, and Assistant
                              Secretary since May 1996,
                              prior to which Mr. Fletcher
                              was Vice President and
                              Assistant General Counsel.

Isabelle C. Goossen (45)      Vice President and Treasurer
                              since August 1996, after
                              having served as Vice
                              President, Financial
                              Relations since January
                              1996, Vice President, Planning
                              since June 1994, Director of
                              Financial Relations since
                              1992, and prior thereto as
                              Director in the Planning
                              Department.

Robert W. Hoaglund (58)       Vice President and
                              Controller since January
                              1996.  Prior thereto Mr.
                              Hoaglund was Vice President,
                              Control & Information Systems.

Anthony C. Scolaro (48)       Vice President, Planning and
                              Business Development since
                              January 1996.  Mr. Scolaro
                              was Corporate Development
                              Vice President at Ecolab,
                              Inc. from 1994 to 1996 and
                              was Assistant to the President
                              at Rykoff-Sexton, Inc. prior
                              thereto.

Item 2.  Properties

     For information concerning material properties of the Registrant and its subsidiaries, see the information in Section (c) ("Narrative Description of Business") of Item 1 above, particularly the information in the paragraph titled "Properties" under the caption "Other Information Relating To The Business."

Item 3.  Legal Proceedings

     The Registrant and its subsidiaries have pending against them a number of legal and administrative proceedings. Among such proceedings are those involving the discharge of materials into or otherwise relating to the protection of the environment. Certain of such proceedings involve federal environmental laws such as the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as well as state and local laws.
The Registrant establishes reserves with respect to certain of such matters. Because of the involvement of other parties and the uncertainty of potential environmental impacts, the eventual outcomes of such actions and the cost and timing of expenditures cannot be estimated with certainty. It is not expected that the outcome of such proceedings, either individually or in the aggregate, will have a materially adverse effect upon the Registrant's consolidated financial position or operations.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

                           PART II

Item 5.  Market for Registrant's Common Equity and Related
Stockholder Matters

     Stock price information is set forth in Note 12 ("Quarterly Summary (unaudited)") of this Report. Other matters are set forth in Note 13 ("Shareholders' Rights Plan") of this Report. As of March 3, 1997, the Registrant had 21,395 shareholders of record.

Item 6.  Selected Financial Data

     The information under the caption "Selected Financial Data" appears on pages 30 to 33 of this Report.

Item 7. Management's Discussion and Analysis of Financial
Condition and Results of Operations

In November 1995, the company's Board of Directors authorized management to proceed with a plan to establish Tupperware Corporation ("Tupperware") as an independent company through a stock distribution to Premark's shareholders. The distribution was effected on May 31, 1996. Tupperware has been reported as a discontinued operation in these financial statements. The information contained in this financial review should be read in conjunction with the consolidated financial information on pages 36 to 51 of this Report.

RESULTS OF OPERATIONS

Net Sales and Income from Continuing Operations
Sales increased by 2 percent to a record $2.3 billion in 1996, from $2.2 billion in 1995, reflecting increases at Wilsonart, Precor, the non-European operations of the Food Equipment Group and Florida Tile. These increases were partially offset by a decline at West Bend and Food Equipment Group's European sector and the absence of sales at Hartco Flooring, which was sold in the second quarter of 1996. In 1995, sales increased by 5 percent over 1994, reflecting improvement in the Food Equipment Group's domestic operations and the inclusion of international acquisitions. Income from continuing operations declined 28 percent to $56.7 million in 1996, from $78.9 million in 1995, due to the loss on the sale of Hartco. Excluding that loss, income from operations would have been $95.4 million, an increase of 21 percent over 1995, as a result of a significant improvement at Wilsonart and Precor, coupled with lower net interest and corporate staff expenses. In 1995, income from continuing operations rose by 12 percent to $78.9 million from $70.8 million in 1994. The improvement was led by strong domestic Food Equipment Group operations and the absence of the 1994 adhesive provision at Wilsonart. In 1996 and 1995, respectively, 24 percent and 25 percent of net sales and 9 percent and 13 percent of segment profit, respectively, were generated outside of the United States.

Costs and Expenses
The cost of products sold in relation to sales was 63.7 percent, 64.2 percent and 64.6 percent in 1996, 1995 and 1994, respectively. The improved ratio in 1996 compared with 1995 was the result of lower manufacturing costs at Wilsonart and a favorable product mix at Precor. These factors were somewhat offset by manufacturing inefficiencies at the Food Equipment Group's domestic operations as production was being shifted between plants, and lower production levels in its European operations. Delivery, sales and administrative expenses as a percentage of sales were 29.1 percent, 29.3 percent and 29.2 percent in 1996, 1995 and 1994, respectively.

Tax Rate
The effective tax rates for 1996, 1995 and 1994 were 49.8 percent, 34.4 percent and 36.1 percent, respectively. The 1996 increase reflects the company's potential inability to realize the full tax benefit associated with the loss on the sale of Hartco as well as the inability to realize the tax benefit of losses in certain foreign countries. Excluding the Hartco loss, the 1996 effective tax rate was 38.9 percent. The 1995 decrease from 1994 reflects a change in the estimate of the cost of repatriating foreign earnings to the United States.

Net deferred tax assets, net of valuation allowances, were $90.1 million at December 28, 1996, a decrease of $8.2 million from net deferred tax assets of $98.3 million in 1995. The valuation allowance is recorded primarily as reserves for foreign operating losses and capital loss carryforwards.

Net Interest Expense
Interest expense, net of interest income, was $9.3 million in 1996, $24.6 million in 1995 and $18.2 million in 1994. Net interest expense reflects interest accrued and earned on all of Premark's borrowings and invested cash, excluding amounts that were owed or held by Tupperware. The lower net interest expense in 1996 reflects substantially lower debt levels as a result of the special dividend paid to Premark by Tupperware on May 24, 1996, cash received from the sale of Hartco, as well as less debt required to finance working capital needs. The increase in 1995 net interest expense compared with 1994 reflects both increased average borrowings and a higher average interest rate.

SEGMENTS

FOOD EQUIPMENT GROUP

Sales and Segment Profit 1996 versus 1995
The Food Equipment Group's 1996 sales of $1.2 billion were even with 1995 sales. Growth in international operations other than Europe and slightly higher domestic sales were offset by declines in most European countries as well as by the unfavorable impact of foreign exchange. Segment profit fell 15 percent to $77.9 million in 1996 from $91.9 million in 1995, as a result of higher domestic operating costs and lower European results. For 1996 and 1995, respectively, the Food Equipment Group accounted for 55 percent and 56 percent of sales, and 56 percent and 55 percent of segment profit.

Regional Results
Sales in the United States rose by 2 percent in 1996 to $728.1 million, primarily reflecting increased service revenues. Segment profit decreased 10 percent to $63.8 million in 1996 from $71.1 million in 1995 as a result of a $3.3 million second quarter provision for plant closings, unfavorable product mix, lower production volume reflecting transfer of production among plants and spending on future products and technologies.

European sales declined by $27.9 million in 1996 to $414.3 million, a 6-percent shortfall from 1995, as a result of difficult economies in most markets as well as the impact of unfavorable foreign exchange rates. Excluding the impact of foreign exchange, sales declined 3 percent. Segment profit decreased by 59 percent to $6.2 million from $15.5 million in 1995, reflecting lower sales and production volumes as well as a $1.9 million provision for a reduction in force in the first quarter.

Sales by the Group's other international operations were $96.0 million, an increase of 13 percent from $84.8 million in 1995. Inclusion of Brazil, which was acquired during 1995, and Argentina, acquired in 1996, as well as higher volume in Mexico, Japan and Australia, more than offset lower volume in Canada and unfavorable foreign exchange rates. Segment profit increased by 48 percent to $7.9 million from $5.3 million in 1995, due to favorable manufacturing costs in Canada as well as sales-related gains in Mexico, which more than offset startup costs associated with the acquisition of Brazil and Argentina.

1995 versus 1994
Sales by the Food Equipment Group increased by 9 percent in 1995 to $1.2 billion from $1.1 billion in 1994. The increase reflects the favorable impact of foreign exchange, the inclusion of international acquisitions and slightly higher domestic sales. Segment profit rose 14 percent to $91.9 million from $80.6 million in 1994, primarily due to improved U.S. results.

DECORATIVE PRODUCTS GROUP

Sales and Segment Profit 1996 versus 1995
The Decorative Products Group's 1996 sales of $730.4 million were 6 percent above 1995 sales of $686.6 million. Excluding Hartco, which was sold at mid-year, sales of the remaining businesses grew 12 percent. Segment profit of $28.5 million in 1996 declined 43 percent from $50.4 million in 1995, as a result of the $43.1 million pretax loss on the sale of Hartco. Excluding that loss, segment profit would have been $71.6 million, an increase of 42 percent. For 1996 and 1995, respectively, the Decorative Products Group accounted for 32 percent and 31 percent of sales, and 21 percent and 30 percent of segment profit.

Wilsonart's sales in 1996 rose 13 percent over 1995, reflecting higher volume, improved pricing and the introduction of a new laminate flooring product. Wilsonart had a significant increase in segment profit on higher volume and favorable margins, despite marketing expenses associated with new product introductions and expansion overseas.

Florida Tile's sales increased 7 percent over 1995. Higher volume, especially of new products, more than offset competitive pricing pressures. Segment profit also increased substantially, as a result of higher volume and operating margins.

Hartco's 1996 sales were $40.4 million, substantially below last year due to the sale of the company in June 1996. Segment profit, excluding the loss on the sale, was up significantly over last year.

1995 versus 1994
The Decorative Products Group had 1995 sales of $686.6 million, slightly below 1994 sales of $690.0 million. Florida Tile and Hartco were both slightly below 1994 sales, while Wilsonart's sales were even with 1994. Segment profit rose 38 percent to $50.4 million in 1995 from $36.5 million in 1994 due to the absence of Wilsonart's 1994 provision for adhesive claims.

CONSUMER PRODUCTS GROUP

Sales and Segment Profit 1996 versus 1995
Sales of the Consumer Products Group in 1996 were $298.8 million compared with $289.0 million in 1995, as lower sales at West Bend were more than offset by higher volume at Precor. Segment profit in 1996 increased by 29 percent to $32.6 million from $25.3 million in 1995, due to the absence of 1995's $8 million charge for a bread maker recall by West Bend and higher sales volume at Precor. The Consumer Products Group accounted for 13 percent of sales for both 1996 and 1995 and 23 percent and 15 percent of segment profit for 1996 and 1995, respectively.

West Bend sales dropped 5 percent from 1995 as a substantial increase in direct-to-the-home cookware was offset by Housewares' soft retail environment and competitive pricing on bread makers. Segment profit increased strongly due to the absence of the $8 million recall provision made in 1995. Excluding that charge, profits fell substantially from last year on lower Housewares sales.

Precor sales for 1996 rose 37 percent over last year. Increases in both the retail and commercial markets as well as the introduction of a new product led to the improvement. The higher sales volume and improved margins led to a record segment profit.

1995 versus 1994
Consumer Products Group sales of $289.0 million in 1995 were slightly below 1994 sales of $292.8 million. West Bend's sales were slightly ahead of 1994, on a modest increase of direct-to-the-home cookware sales and a slight increase at Housewares. Precor had a double digit percentage point decline in sales in 1995 compared with 1994 as a result of lower volume due to weak industry conditions. Segment profit decreased by 36 percent to $25.3 million in 1995 from $39.4 million in 1994 due to the bread maker recall provision by West Bend and lower sales volume at Precor.

FINANCIAL CONDITION

Liquidity and Capital Resources
Under the Distribution Agreement, Premark received a special dividend of $284.9 million on May 24, 1996, which was used to substantially reduce the company's outstanding debt. On June 28, 1996, the company completed the sale of its Hartco subsidiary for $35.8 million and assumption of debt.

The total debt-to-capital ratio at the end of 1996 was 12.0 percent compared with 25.1 percent at the end of 1995. The year-end 1995 ratio included debt of discontinued operations. The lower ratio compared with last year reflects the repayment of debt with cash from the special Tupperware dividend plus the effect of a reduction of equity due to the spin-off of Tupperware and the loss on Hartco. As of December 28, 1996, unused lines of credit were approximately $511.8 million, including $250 million under a revolving credit agreement that expires in May 2001. Future cash flows, lines of credit and other short-term financing are expected to be adequate to fund operating and investing activities.

Working capital was $594.4 million at the end of 1996, compared with $276.6 million and $281.1 million at the end of 1995 and 1994, respectively. The current ratio was 2.3-to-1 at the end of 1996, compared with 1.5-to-1 at the end of 1995 and 1994. The major differences in the components of working capital in 1996 versus 1995 were higher cash and cash equivalents as well as short-term investments, along with significantly lower short-term borrowings, both as a result of the cash received in connection with the spin-off of Tupperware and the sale of Hartco. The primary components of the decrease in working capital in 1995 compared with 1994 were higher accounts receivable reflecting higher sales levels as well as increased inventories and deferred tax benefits, which were more than offset by much higher short-term borrowings required to fund share repurchases during the year.

Operating Activities
Cash provided by operating activities was $162.4 million in 1996, compared with $53.4 million in 1995 and $184.0 million in 1994. The 1996 increase was the result of the timing of payments for raw material and sourced product, as compared with 1995, along with a much smaller growth in deferred income taxes. The decrease in 1995 compared with 1994 reflects a shift in the timing of accounts payable payments along with payments made in connection with a tax planning transaction, partially offset by lower incremental investments in accounts receivable and inventories compared with 1994.

Investing Activities
For 1996, 1995 and 1994, respectively, capital expenditures amounted to $84.1 million, $85.7 million and $69.5 million. The slight decrease in 1996 compared with 1995 reflects lower spending at Wilsonart for laminate flooring plant equipment, mostly offset by additions at Florida Tile and West Bend. The most important factors in the 1995 increase over 1994 were expenditures by the Food Equipment Group, Wilsonart and Florida Tile. Capital expenditures are expected to be approximately $80 to $85 million in 1997.

Dividends
Dividends declared per common share were 73 cents in 1996, $1.01 in 1995 and 74 cents in 1994. Quarterly dividends increased to 30 cents and 27 cents in the second quarters of 1996 and 1995, respectively. The quarterly dividend was adjusted to 8 cents in the third quarter of 1996 as a result of the spin-off of Tupperware.

Share Repurchases
In August 1996, the company announced the authorization by its Board of Directors for the repurchase of 6 million of its shares of common stock, with volume and timing to depend on market conditions. Purchases will be made in the open market or through other transactions and will be financed through available cash, cash flow from operations or issuance of additional debt. Under this plan, through December 28, 1996, and March 3, 1997, respectively, the company had repurchased 130,000 shares and 250,000 shares at an average cost of $21 and $22, respectively. The company's previous stock repurchase plan, announced in August 1995, was terminated prior to June 1996. Under that plan, the company had repurchased 588,000 shares at an average cost of $51 per share, including repurchases in 1996 of 92,000 shares at an average cost of $50 per share.

The company's other previous stock repurchase plan was announced in May 1993, and was completed in March 1995. Under this plan, the company repurchased a total of 6 million of its shares of common stock at an average cost of $41 per share.

New Accounting Standard
In 1996, the company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." This statement encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The company has chosen to continue to account for stock-based compensation under the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations.

Impact of Inflation
Inflation as measured by the Consumer Price Index has continued at a low level in the United States. The company did not experience any significant cost increases during 1996. However, the company did experience cost increases for many of its raw materials during the early part of 1995. A portion of these increased costs was absorbed through increased operating and production efficiencies and price increases by certain of the company's operating units. A portion remained unrecovered, resulting in lower margins in certain units.


Item 8.  Financial Statements and Supplementary Data

     (a) The required information is included in Item 14(a)(1) and (2) of this Report.


Item 9. Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

     On March 6, 1997, the company, upon the approval of the Audit and Corporate Responsibility Committee of its Board of Directors, dismissed Price Waterhouse LLP as its independent accountants. The information contained in the company's Current Report on Form 8-K dated March 6, 1997, is incorporated by reference into this Report.



                      PART III

Item 10.  Directors and Executive Officers of the Registrant

     Information regarding the Directors of the Registrant is set forth under the sub-caption "Board of Directors" appearing under the caption "Election of Directors" in the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 7, 1997, and is incorporated by reference into this Report. Information regarding the Executive Officers of the Registrant is included in Part I hereof under the caption "Executive Officers of the Registrant," in reliance upon General Instruction G to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

Item 11.  Executive Compensation

     Information regarding this item is set forth under the caption "Compensation of Directors" in the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 7, 1997, and is incorporated by reference into this Report. The information relating to executive officers' compensation under the headings "Summary Compensation Table," "Stock Options," "Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values," "Long-Term Incentive Plan Awards" and "Pension Plans" of such Proxy Statement is incorporated by reference into this Report.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management

     Information regarding this item is set forth under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 7, 1997, and is incorporated by reference into this Report.

Item 13.  Certain Relationships and Related Transactions

     None

                           PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports On
Form 8-K

(a)(1) and (a)(2)

     Information regarding this requirement is set forth in the index on page 34 of this Report under the heading "Financial Statements."

(a)(3)  List of Exhibits:
(numbered in accordance with Item 601 of Regulation S-K)

  Exhibit
  Number                        Description

* 3.1 Restated Certificate of Incorporation (Exhibit 3A to the Registrant's Annual Report on Form 10-K for the year ended December 30, 1991)

  3.2          Amended By-Laws

* 4.1          Rights Agreement and Exhibits dated November 6,
               1996 (Exhibit 1 to the Registrant's Current Report on Form 8-K dated November 22, 1996)

  4.2 Form of Indenture (Revised) in connection with the Registrant's Form S-3 Registration Statement No.
               33-35137

*10.1          $250,000,000 Credit Agreement dated as of May 17,
               1996 (Exhibit 10 to the Registrant's Quarterly
               Report on Form 10-Q for the 26 weeks ended
               June 29, 1996)

*10.2 Form of Distribution Agreement by and among Premark International, Inc., Tupperware Corporation and
               Dart Industries Inc. (Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the year ended December 30,
               1995)

*10.3 Form of Tax Sharing Agreement by and between Premark International, Inc. and Tupperware Corporation (Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the year ended December 30, 1995)


            Compensatory Plans or Arrangements [10.4-10.10]

*10.4          Form of Employee Benefits and Compensation
               Allocation Agreement by and between Premark
               International, Inc. and Tupperware Corporation
               (Exhibit 10.7 to the Registrant's Annual Report on
               Form 10-K for the year ended December 30, 1995)

*10.5          Premark International, Inc. 1994 Incentive Plan
               (Exhibit 4.1 to the Registrant's Form S-8
               Registration Statement No. 33-53561 dated
               May 4, 1994)

*10.6          Premark International, Inc. Supplemental Benefits
               Plan (Exhibit 10L to the Registrant's Annual
               Report on Form 10-K for the year ended December
               28, 1991)

 10.7          Premark International, Inc. Change of Control
               Policy, as amended in 1989 and further amended in
               1996

*10.8 Form of Employment Agreement entered into between the Registrant and certain executive officers
               (Exhibit 5 to the Registrant's Current Report on Form 8-K dated November 22, 1996)

*10.9 Employment Agreement entered into on June 2, 1992, between the Registrant and Joseph W. Deering (Exhibit 10M to the Registrant's Annual Report on Form 10-K for the year ended December 26, 1992)

*10.10 Premark International, Inc. Director Stock Plan, as amended 1993 (Exhibit 10O to the Registrant's
               Annual Report on Form 10-K for the year ended
               December 25, 1993)

 11 A statement of computation of 1996 per share earnings

 21            Subsidiaries of the Registrant as of March 10,
               1997

 23 Manually signed Consent of Independent Accountants to the incorporation of their report by reference into the prospectuses contained in specified registration statements on Form S-8 and Form S-3

 24            Powers of Attorney

 27            Financial Data Schedule

*Document has heretofore been filed with the Commission and is incorporated by reference and made a part of this Report.

     The Registrant agrees to furnish, upon request of the Commission, a copy of all constituent instruments defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries.


(b) Reports on Form 8-K

     During the quarter ended December 28, 1996, the Registrant filed a Current Report on Form 8-K dated November 22, 1996 reporting the November 6, 1996, Rights Agreement and the Employment Agreement for executive officers of the Registrant; and November 27, 1996, reporting the November 22, 1996, completion of the sale by the trustee of the Registrant's 401(k) plan of Tupperware Corporation common stock, and the November 25, 1996, completion by the trustee of use of the proceeds thereof to purchase the Registrant's common stock.

                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Premark International, Inc.
(Registrant)

By   JAMES M. RINGLER
   ____________________
     James M. Ringler
    President and Chief
     Executive Officer

March 20, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

     Signature                     Title

  JAMES M. RINGLER         President, Chief Executive Officer and
  James M. Ringler         Director (Principal Executive Officer)

  LAWRENCE B. SKATOFF      Senior Vice President and Chief
  Lawrence B. Skatoff      Financial Officer (Principal
                           Financial Officer)

  ROBERT W. HOAGLUND       Vice President and Controller
  Robert W. Hoaglund       (Principal Accounting Officer)


          *                Director
  Warren L. Batts



          *                Director
  William O. Bourke



         *                 Director
  Harry W. Bowman



         *                 Director
  Dr. Ruth M. Davis



          *                Director
  Lloyd C. Elam, M.D.



          *                 Director
  W. James Farrell



          *                Director
  Richard S. Friedland



          *                Director
  Joseph E. Luecke



          *                Director
  John B. McKinnon


          *                Director
  David R. Parker



          *                Director
  Janice D. Stoney


                           *By        JOHN M. COSTIGAN
                                      John M. Costigan
                                      Attorney-in-fact
March 20, 1997

                          EXHIBIT INDEX


Exhibit No.              Description

    3.2             Amended By-Laws

    4.2 Form of Indenture (Revised) in connection with the Registrant's Form S-3 Registration
                    Statement No. 33-35137

   10.7             Premark International, Inc. Change
                    of Control Policy, as amended in
                    1989 and further amended in 1996

   11               A statement of computation of 1996
                    per share earnings

   21               Subsidiaries of the Registrant as of
                    March 10, 1997

   23 Manually signed Consent of Independent Accountants to the incorporation of their report by reference into the prospectuses contained in specified registration statements on Form S-8 and Form S-3

   24               Powers of Attorney

   27               Financial Data Schedule

SELECTED FINANCIAL DATA
(Dollars in millions,
  except per share         1996       1995       1994       1993       1992       1991       1990       1989       1988       1987
  amounts)             ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Operating results

Net sales:
  Food Equipment Group:
    United States      $  728.1   $  710.8   $  687.8   $  610.3   $  586.5   $  568.3   $  581.7   $  567.4   $  554.3   $  541.5
    Europe                414.3      442.2      369.2      344.0      412.9      384.2      359.7      304.1      264.7      216.4
    Other
      International        96.0       84.8       78.5       55.6       54.9       57.9       57.6       60.3       55.0       51.0
                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
        Total           1,238.4    1,237.8    1,135.5    1,009.9    1,054.3    1,010.4      999.0      931.8      874.0      808.9
  Decorative Products
    Group                 730.4      686.6      690.0      618.3      573.1      522.6      499.6      430.1      352.8      309.7
  Consumer Products
    Group                 298.8      289.0      292.8      239.4      206.3      206.4      203.6      204.8      203.0      179.6
                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

      Total net sales  $2,267.6   $2,213.4   $2,118.3   $1,867.6   $1,833.7   $1,739.4   $1,702.2   $1,566.7   $1,429.8   $1,298.2
                       =========  =========  =========  =========  =========  =========  =========  =========  =========  =========

Segment profit:
  Food Equipment Group:
    United States      $   63.8   $   71.1   $   61.8   $   40.7   $   32.5   $   12.0   $   (4.2)  $  (13.0)  $   22.3   $   27.5
    Europe                  6.2       15.5       15.8        7.6       15.7       23.8       26.6       28.4       27.3       18.9
    Other
      International         7.9        5.3        3.0        3.0        1.4        5.3        4.5        6.4        8.2        6.9
                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
        Total              77.9       91.9       80.6       51.3       49.6       41.1       26.9       21.8       57.8       53.3
  Decorative Products
    Group                  28.5<F1>   50.4       36.5       33.4       35.0       38.3       46.9       42.1       42.3       37.1
  Consumer Products
    Group                  32.6       25.3       39.4       22.8       20.9       22.6       19.2       17.3       15.8       13.6
                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
      Total segment
        profit         $  139.0   $  167.6   $  156.5   $  107.5   $  105.5   $  102.0   $   93.0   $   81.2   $  115.9   $  104.0
                       =========  =========  =========  =========  =========  =========  =========  =========  =========  =========

Income from continuing
  operations           $   56.7<F2>$  78.9   $   70.8   $   50.5   $   44.6   $   38.1   $   19.4   $   31.5   $   47.8   $   50.0
Income (loss) from
  discontinued
  operations               62.2      158.7      154.7      122.0      (40.0)      64.2       32.6       46.9       73.4       21.5
Cumulative effect of
  accounting changes        -          -          -          -        (83.9)       -          -          -        (15.9)       -
                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

Net income (loss)      $  118.9   $  237.6   $  225.5   $  172.5   $  (79.3)  $  102.3   $   52.0   $   78.4   $  105.3   $   71.5
                       =========  =========  =========  =========  =========  =========  =========  =========  =========  =========

Per common and common
  equivalent share:
    Income from
      continuing
      operations       $   1.47   $   1.24   $   1.06   $   0.75   $   0.68   $   0.60   $   0.31   $   0.45   $   0.69   $   0.73
    Loss on sale of
      Hartco              (0.60)        -          -          -          -          -          -          -          -          -
                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
        Total income
          from
          continuing
          operations   $   0.87   $   1.24   $   1.06   $   0.75   $   0.68   $   0.60   $   0.31   $   0.45   $   0.69   $   0.73
                       =========  =========  =========  =========  =========  =========  =========  =========  =========  =========
    Income (loss) from
      discontinued
      operations       $   0.96   $   2.48   $   2.33   $   1.82   $  (0.61)  $   1.02   $   0.51   $   0.67   $   1.06   $   0.31
                       =========  =========  =========  =========  =========  =========  =========  =========  =========  =========

    Net income (loss)  $   1.83   $   3.72   $   3.39   $   2.57   $  (1.20)  $   1.62   $   0.82   $   1.12   $   1.52   $   1.04
                       =========  =========  =========  =========  =========  =========  =========  =========  =========  =========

Profitability ratios

Segment profit as a
  percent of sales:
    Food Equipment
      Group                 6.3%       7.4%       7.1%       5.1%       4.7%       4.1%       2.7%       2.3%      6.6%        6.6%
    Decorative
      Products
      Group                 3.9<F1>    7.3        5.3        5.4        6.1        7.3        9.4        9.8      12.0        12.0
    Consumer
      Products
      Group                10.9        8.8       13.5        9.5       10.1       11.0        9.4        8.5       7.8         7.6
    Total                   6.1        7.6        7.4        5.8        5.8        5.9        5.5        5.2       8.1         8.0
Income from continuing
  operations as a
  percent of sales          2.5        3.6        3.3        2.7        2.4        2.2        1.1        2.0       3.3         3.9
Return on average
  equity <F3>              11.5        9.7        NM         NM         NM         NM         NM         NM        NM          NM
Return on average
  invested capital <F4>    10.9        9.3        NM         NM         NM         NM         NM         NM        NM          NM
_____________

<F1>  Includes pretax loss from the sale of Hartco of $43.1 million.
<F2>  Includes loss from the sale of Hartco of $38.6 million.
<F3>  Excludes Tupperware and loss on sale of Hartco.
<F4>  Net income plus after-tax long-term interest expense divided by average long-term debt and equity of continuing operations and excluding loss on sale of Hartco.
NM - Not Meaningful

(Dollars in millions,
  except per share         1996       1995       1994       1993       1992       1991       1990       1989       1988       1987
  amounts)             ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Financial condition

  Working capital      $  594.4   $  276.6   $  281.1   $  301.2   $  262.2   $  171.6   $  253.2   $  280.2   $  254.4   $  299.2
  Property, plant
    and equipment, net    416.4      424.7      401.6      394.4      403.8      409.8      425.6      280.8      275.4      253.3
  Total assets          1,660.8    1,546.1    1,475.8    1,332.4    1,297.7    1,294.3    1,288.2    1,077.8      995.7      926.2
  Short-term
    borrowings
    and current
    portion of
    long-term debt          3.5      133.0       25.3        3.4        5.3      102.4       33.4       45.6       69.6        5.6
  Long-term debt          115.9      121.7      121.9      122.3      120.9      122.2      322.2       95.4       85.3       81.7
  Shareholders'
    equity<F1>            875.9    1,008.8      972.3      811.9      710.3      836.4      757.9      800.6      754.4      663.1
  Current ratio             2.3        1.5        1.5        1.8        1.7        1.4        1.7        1.8        1.8        2.0
  Long-term
    debt-to-equity<F1>     13.2%      12.1%      12.6%      20.7%      38.6%      33.3%      65.4%      31.7%      31.5%      35.5%
  Total
    debt-to-capital<F1>    12.0%      25.1%      17.5%      27.7%      29.6%      32.4%      42.9%      29.3%      30.2%      30.3%

Other data

  Net cash provided
    by operating
    activities         $  162.4   $   53.4   $  184.0   $  144.5   $   39.1   $  157.2   $  115.0   $   99.2   $   45.7   $  114.1
  Capital expenditures     84.1       85.7       69.5       60.5       56.7       46.7       78.6       49.8       49.3       37.8
  Depreciation and
    amortization           68.1       71.4       73.8       67.2       68.1       69.4       62.0       53.0       42.5       40.3
  Advertising              42.0       42.4       39.4       31.2       28.4       27.2       25.2       23.6       25.1       22.5
  Research and
    development            39.0       38.1       35.1       31.2       31.3       26.5       27.5       25.4       22.4       18.4
  Number of employees
    (thousands)            16.3       17.4       16.6       15.9       16.2       15.8       16.8       15.3       15.4       13.9

Common stock data

Average common and
  common equivalent
  shares outstanding
  (thousands)            65,007     63,830     66,528     67,043     65,828     63,022     63,649     70,156     69,442     68,627
Year-end book value
  per share<F1>        $  13.96   $  16.50   $  15.22   $  12.72   $  11.17   $  13.43   $  12.34   $  11.76   $  11.14   $   9.84
Dividends declared
  per share                0.73       1.01       0.74      0.545       0.48       0.42       0.42       0.39      0.265      0.145
Year-end price/earnings
  ratio<F1>               12.50      13.61      13.20      15.58     (17.43)     12.50      10.59      13.73      10.40      10.76
Year-end
  market/book ratio<F1>    1.64       3.07       2.94       3.15       1.88       1.51       0.70       1.31       1.41       1.14
Year-end shareholders
  (thousands)              21.7       23.3       25.3       26.9       29.0       31.3       33.7       36.3       39.3       43.5
_____________

<F1>  Includes discontinued operations, except for 1996.

REPORT OF MANAGEMENT AND INDEX TO FINANCIAL STATEMENTS
                                                                Page

Report of Management                                             35

Report of Independent Accountants                                35

Financial Statements:

  Consolidated Statement of Income                               36

  Consolidated Statement of Cash Flows                           37

  Consolidated Balance Sheet                                     38

  Consolidated Statement of Shareholders' Equity                 39

  Notes to the Consolidated Financial Statements                 40

  Schedule II - Valuation and Qualifying Accounts                51

  All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because they are not applicable, not required, or the required information is shown in the financial statements or notes thereto.

REPORT OF MANAGEMENT

The management of Premark is responsible for the preparation of the financial statements and other information contained in this Annual Report. The financial statements were prepared in accordance with generally accepted accounting principles and include amounts that are based upon management's best estimates and judgments, as appropriate. Price Waterhouse LLP has audited these financial statements and has expressed an independent opinion thereon.

The company maintains internal control systems, policies and procedures designed to provide reasonable assurances that assets are safeguarded, that transactions are executed in accordance with management's authorization and properly recorded, and that accounting records may be relied upon for the preparation of financial information. There are inherent limitations in all internal control systems based on the fact that the cost of such systems should not exceed the benefits derived. Management believes that the company's systems provide the appropriate balance of costs and benefits.
The company also maintains an internal auditing function that evaluates and reports on the adequacy and effectiveness of internal accounting controls, policies and procedures.

The Audit and Corporate Responsibility Committee of the Board of Directors is composed entirely of outside directors. The Committee meets periodically and independently with management, the internal auditors and the independent accountants to discuss the company's internal accounting controls, auditing and financial reporting matters. The internal auditors and the independent accountants have unrestricted access to the Audit and Corporate Responsibility Committee.

Management recognizes its responsibility for conducting the company's affairs in a manner that is responsive to the interests of its shareholders and its employees. This responsibility is characterized in the Code of Conduct, which provides that the company will fully comply with laws, rules and regulations of every country in which it operates and will observe the rules of ethical business conduct. Employees of the company are expected and directed to manage the businesses of the company accordingly.


James M. Ringler                 Lawrence B. Skatoff
President                        Senior Vice President
and Chief Executive Officer      and Chief Financial Officer

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Premark
International, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing on page 34 under the heading "Financial Statements" present fairly, in all material respects, the financial position of Premark International, Inc. and its subsidiaries at December 28, 1996 and December 30, 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of Premark International, Inc.'s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


Price Waterhouse LLP
Chicago, Illinois
February 14, 1997

Consolidated Statement of Income
(In millions, except per share amounts)                      Dec. 28,    Dec. 30,    Dec. 31,
                                           Year ended            1996        1995        1994
                                                             ---------   ---------   ---------
Net sales                                                    $2,267.6    $2,213.4    $2,118.3

Costs and expenses
  Cost of products sold                                       1,443.8     1,420.9     1,368.1
  Delivery, sales and administrative expense                    660.2       648.0       617.6
  Interest expense                                               16.3        26.6        20.1
  Interest income                                                (7.0)       (2.0)       (1.9)
  Loss on disposition of business                                43.1         -           -
  Other (income) expense, net                                    (1.7)       (0.4)        3.6
                                                             ---------   ---------   ---------
    Total costs and expenses                                  2,154.7     2,093.1     2,007.5
                                                             ---------   ---------   ---------
Income before income taxes                                      112.9       120.3       110.8
Provision for income taxes                                       56.2        41.4        40.0
                                                             ---------   ---------   ---------
Income from continuing operations                                56.7        78.9        70.8

Discontinued operations:
    Income from operations (net of tax provision of
      $22.8, $57.1 and $45.5 in 1996, 1995 and
      1994, respectively)                                        62.2       177.0       154.7
    Costs to effect the business discontinuance
      (net of $4.3 tax benefit)                                   -         (18.3)        -
                                                             ---------   ---------   ---------
Net income                                                   $  118.9    $  237.6    $  225.5
                                                             =========   =========   =========

Income (loss) per common and common equivalent share:
  Continuing operations                                      $   0.87    $   1.24    $   1.06
  Discontinued operations:
    Income from operations                                       0.96        2.77        2.33
    Costs to effect the business discontinuance                  -          (0.29)        -
                                                             ---------   ---------   ---------
Net income per common and common equivalent share            $   1.83    $   3.72    $   3.39
                                                             =========   =========   =========

See Notes to the Consolidated Financial Statements.

Consolidated Statement of Cash Flows
                                                                          Dec. 28,    Dec. 30,    Dec. 31,
(In millions)                                               Year ended        1996        1995        1994
                                                                          ---------   ---------   ---------
Cash flows from operating activities
Net income                                                                $  118.9    $  237.6    $  225.5
Adjustments to reconcile net income to net cash provided by
  operating activities from continuing operations:
    Income from discontinued operations                                      (62.2)     (158.7)     (154.7)
    Loss on disposition of business                                           38.6         -           -
    Depreciation and amortization                                             68.1        71.4        73.8
    Changes in assets and liabilities:
      Accounts and notes receivable                                          (14.3)      (14.9)      (40.4)
      Inventory                                                               (6.5)      (11.9)      (51.7)
      Net deferred income taxes                                               10.2       (20.3)      (17.2)
      Accounts payable and accruals                                            1.3       (43.9)       49.7
      Current income taxes                                                     1.2         0.7        38.6
      Other                                                                    7.1        (6.6)       60.4
                                                                          ---------   ---------   ---------
      Net cash provided by operating activities
        of continuing operations                                             162.4        53.4       184.0
                                                                          ---------   ---------   ---------
Cash flows from investing activities
Capital expenditures                                                         (84.1)      (85.7)      (69.5)
Purchases of short-term investments                                          (84.3)        -           -
Proceeds from disposition (acquisition) of businesses                         35.3        (5.9)       (6.1)
Other                                                                          5.6        (2.0)       (5.8)
                                                                          ---------   ---------   ---------
      Net cash used in investing activities
        of continuing operations                                            (127.5)      (93.6)      (81.4)
                                                                          ---------   ---------   ---------
Cash flows from financing activities
Repayment of long-term debt                                                   (0.7)       (0.7)       (0.8)
Net (decrease) increase in short-term borrowings                            (129.3)      103.7        21.2
Proceeds from long-term borrowing                                              5.5         -           -
Payment of dividends                                                         (56.8)      (58.0)      (43.3)
Proceeds from exercise of stock options                                       19.1        14.5        16.9
Purchase of treasury stock                                                   (10.0)     (169.7)      (59.4)
                                                                          ---------   ---------   ---------
      Net cash used in financing activities
        of continuing operations                                            (172.2)     (110.2)      (65.4)
                                                                          ---------   ---------   ---------
Effect of exchange rate changes on cash and cash equivalents                  (1.1)        0.8         0.5
Cash provided by (used in) discontinued operations                           248.8       150.9       (70.9)
                                                                          ---------   ---------   ---------
Net increase (decrease) in cash and cash equivalents                         110.4         1.3       (33.2)
Cash and cash equivalents at beginning of year                                19.8        18.5        51.7
                                                                          ---------   ---------   ---------
Cash and cash equivalents at end of year                                  $  130.2    $   19.8    $   18.5
                                                                          =========   =========   =========

See Notes to the Consolidated Financial Statements.


Consolidated Balance Sheet
                                                                                       Dec. 28,    Dec. 30,
(Dollars in millions, except per share amounts)                                            1996        1995
                                                                                       ---------   ---------
Assets

Cash and cash equivalents                                                              $  130.2    $   19.8
Short-term investments                                                                     84.3         -
Accounts and notes receivable, less allowances of $18.4 in 1996 and $19.7 in 1995         384.4       377.8
Inventories                                                                               333.1       347.6
Recoverable income taxes                                                                   10.8        12.3
Deferred income tax benefits                                                               67.4        77.2
Prepaid expenses                                                                           43.8        45.0
                                                                                       ---------   ---------
      Total current assets                                                              1,054.0       879.7

Property, plant and equipment, net                                                        416.4       424.7
Intangibles, less accumulated amortization of $73.6 in 1996 and $84.9 in 1995             106.8       168.7
Other assets                                                                               83.6        73.0
Net assets of discontinued operations                                                       -         415.2
                                                                                       ---------   ---------
      Total assets                                                                     $1,660.8    $1,961.3
                                                                                       =========   =========

Liabilities and shareholders' equity

Accounts payable                                                                       $  105.7    $  104.4
Short-term borrowings and current portion of long-term debt                                 3.5       133.0
Accrued liabilities                                                                       350.4       365.7
                                                                                       ---------   ---------
      Total current liabilities                                                           459.6       603.1

Long-term debt                                                                            115.9       121.7
Postretirement benefit cost                                                               120.8       120.1
Other liabilities                                                                          88.6       107.6
Shareholders' equity:
  Preferred stock, $1.00 par value, authorized 50,000,000 shares; issued - none             -           -
  Series A Junior Participating Preferred stock, $1.00 par value,
    authorized 1,000,000 shares; issued - none                                              -           -
  Common stock, $1.00 par value, authorized 200,000,000 shares;
    issued - 69,003,840 shares                                                             69.0        69.0
  Capital surplus                                                                         342.7       590.3
  Retained earnings                                                                       688.2       735.7
  Treasury stock, 6,276,776 shares at December 28, 1996,
    and 7,857,080 shares at December 30, 1995, at cost                                   (211.4)     (258.0)
  Unearned portion of restricted stock issued for future service                           (2.3)       (1.0)
  Cumulative foreign currency adjustments                                                 (10.3)     (127.2)
                                                                                       ---------   ---------
      Total shareholders' equity                                                          875.9     1,008.8
                                                                                       ---------   ---------
      Total liabilities and shareholders' equity                                       $1,660.8    $1,961.3
                                                                                       =========   =========

See Notes to the Consolidated Financial Statements.

Consolidated Statement of Shareholders' Equity
                                     Number of shares                                 Amounts
                                   --------------------     -----------------------------------------------------------------
                                                                                                                   Cumulative
                                                                                                                      foreign
                                   Common      Treasury      Common      Capital      Retained      Treasury         currency
(In millions)                       stock         stock       stock      surplus      earnings         stock      adjustments
                                   -------     ---------     -------     --------     ---------     ---------     -----------

December 25, 1993                    69.0          (5.2)     $ 34.5      $ 582.3       $ 418.7       $ (93.0)       $ (129.6)
  Net income                                                                             225.5
  Cash dividends declared                                                                (47.2)
  Purchase of treasury stock                       (1.5)                                               (61.2)
  Treasury stock issued for
   incentive plans and
   related tax benefits                             1.6                     23.9         (17.2)         28.6
  Effect of 2-for-1 stock split                                34.5        (34.5)
  Translation adjustments                                                                                                7.3
                                   -------     ---------     -------     --------     ---------     ---------     -----------
December 31, 1994                    69.0          (5.1)       69.0        571.7         579.8        (125.6)         (122.3)
  Net income                                                                             237.6
  Cash dividends declared                                                                (61.8)
  Purchase of treasury stock                       (3.9)                                              (167.3)
  Treasury stock issued for
   incentive plans and
   related tax benefits                             1.1                     18.6         (19.9)         34.9
  Translation adjustments                                                                                               (4.9)
                                   -------     ---------     -------     --------     ---------     ---------     -----------
December 30, 1995                    69.0          (7.9)       69.0        590.3         735.7        (258.0)         (127.2)
  Net income                                                                             118.9
  Cash dividends declared                                                                (45.3)
  Purchase of treasury stock                       (0.2)                                                (7.3)
  Treasury stock issued for
   incentive plans and
   related tax benefits                             1.8                     14.1         (33.9)         53.9
  Translation adjustments                                                                                               (6.7)
  Distribution of Tupperware
   Corporation to shareholders                                            (261.7)        (87.2)                        123.6
                                   -------     ---------     -------     --------     ---------     ---------     -----------
December 28, 1996                    69.0          (6.3)     $ 69.0      $ 342.7       $ 688.2       $(211.4)       $  (10.3)
                                   =======     =========     =======     ========     =========     =========     ===========

See Notes to the Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The consolidated financial statements include the accounts of Premark and all of its subsidiaries. Intercompany accounts and transactions have been eliminated. The company's fiscal year ends on the last Saturday of December, and included 52 weeks in 1996 and 1995 and 53 weeks in 1994.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Certain amounts for prior years have been reclassified to conform to the 1996 presentation.

Cash and Cash Equivalents
The company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Short-Term Investments
Short-term investments consist primarily of commercial paper with original maturities at date of purchase beyond three months and less than 12 months. Short-term investments are classified as held-to-maturity and are carried at cost which approximates fair value.

Inventories
Inventories are stated at the lower of cost or market. Inventory cost includes cost of raw material, labor and overhead. Approximately 68 percent of inventories, including substantially all domestic inventories, are valued on the last-in, first-out (LIFO) cost method. The first-in, first-out
(FIFO) cost method is generally used for the remaining inventories. If inventories valued on the LIFO method had been valued using the FIFO method, they would have been $40.8 million higher at the end of 1996 and $46.2 million higher at the end of 1995.

Property and Depreciation
Properties are stated at cost. Depreciation is calculated using a straight-line method over the estimated useful lives ranging from 10 to 45 years for buildings and improvements and 3 to 20 years for machinery and equipment. Upon the sale or retirement of property, plant and equipment, a gain or loss is recognized. If the carrying value of an asset, including associated intangibles, exceeds the sum of estimated undiscounted future cash flows, then an impairment loss is recognized for the difference between estimated fair value and carrying value. Expenditures for maintenance and repairs are charged to expense.

Intangibles
The excess of cost over the fair value of net assets of businesses acquired ($95.3 million in 1996 and $156.5 million in 1995) and other intangibles are being amortized on a straight-line basis over 40 years. The decrease in 1996 is primarily due to the disposition of Hartco.

Revenue Recognition
Revenue is recognized when product is shipped or serviced. Revenue from food equipment service contracts is deferred and recognized ratably over the service period.

Income Taxes
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. These deferred tax assets and liabilities are measured based upon tax laws as currently enacted.

Income (Loss) Per Share
Income (loss) per share is computed based upon the weighted average number of common and common equivalent shares, consisting of stock options, outstanding during the year.

Financial Instruments
Forward exchange contracts are periodically used by the company to manage its foreign currency exposures.

Gains and losses on contracts designated as hedges of net investments in a foreign subsidiary or intercompany transactions of a long-term nature are accrued as exchange rates change, and are recognized in shareholders' equity as foreign currency adjustments. Gains and losses on contracts designated as hedges of intercompany transactions that are not of a long-term nature are accrued as exchange rates change and are recognized in income. Gains and losses on contracts designated as hedges of identifiable foreign currency commitments are deferred and included in the measurement of the related foreign currency transaction.

Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, short-term investments, accounts and notes receivable, accounts payable, short-term borrowings and outstanding forward exchange contracts approximated their fair values at December 28, 1996, and December 30, 1995, because of the short maturity of those instruments. The fair value of long-term debt is determined based on the borrowing rates available to the company for long-term debt with similar terms and average maturities.

Foreign Currency Translation
The results of operations for foreign subsidiaries, other than those operating in highly inflationary countries, are translated into U.S. dollars using the average exchange rates during the year, while the assets and liabilities are translated using period-end exchange rates. The related translation adjustments are recorded in a separate component of shareholders' equity, "Cumulative foreign currency adjustments." Gains and losses from foreign currency transactions, as well as from the translation of financial statements of subsidiaries in highly inflationary countries, are included in income, but were not significant.

Stock-Based Compensation
Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS No. 123) encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB No. 25) and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the company's stock at the date of the grant over the amount an employee must pay to acquire the stock. Compensation expense associated with restricted stock grants is equal to the fair market value of the shares on the date of grant and is recognized ratably over the required holding period.


NOTE 2  DISTRIBUTION OF TUPPERWARE TO SHAREHOLDERS AND HARTCO DISPOSITION

On November 1, 1995, the company's Board of Directors authorized management to proceed with a plan to establish Tupperware as an independent company through a tax-free distribution to Premark's shareholders (the
Distribution).  The Distribution was effected on May 31, 1996.

Net sales of Tupperware were $0.6 billion in 1996 through the date of the Distribution, $1.4 billion for 1995, and $1.3 billion for 1994. As a result of the planned Distribution, the company recorded a fourth quarter 1995 pretax charge of $22.6 million ($18.3 million after tax, or 29 cents per share) for costs to effect the business discontinuance. Included in that amount were $5.5 million of relocation and severance expenses, $6.0 million of professional and advisory fees, $5.0 million of registration fees and financing expenses, and $6.1 million of computer systems and facilities expenses. The accrual was substantially utilized in 1996.

In June 1996, the company sold its Hartco Flooring subsidiary for $35.8 million and the assumption of debt. A pretax loss of $43.1 million ($38.6 million after tax or $0.60 per share) was recognized as a result of the sale.


NOTE 3  INVENTORIES

(In millions)                                1996         1995
                                         --------     --------

Finished goods                           $  163.7     $  169.8
Work in process                              26.2         37.9
Raw materials and supplies                  143.2        139.9
                                         --------     --------
Total inventories                        $  333.1     $  347.6
                                         ========     ========


NOTE 4  PROPERTY, PLANT AND EQUIPMENT

(In millions)                                1996         1995
                                         --------     --------

Land                                     $   25.2     $   26.6
Buildings and improvements                  243.0        249.1
Machinery and equipment                     640.2        629.9
Construction in progress                     32.5         33.4
                                         --------     --------
Total property, plant and equipment         940.9        939.0
Less accumulated depreciation               524.5        514.3
                                         --------     --------
Property, plant and equipment, net       $  416.4     $  424.7
                                         ========     ========


NOTE 5  ACCRUED LIABILITIES

(In millions)                                1996         1995
                                         --------     --------

Warranties and maintenance
  service agreements                     $   99.7     $   98.9
Compensation and employee benefits           95.8         89.7
Insurance                                    47.1         39.1
Taxes other than income taxes                20.0         20.9
Other                                        87.8        117.1
                                         --------     --------
Total accrued liabilities                $  350.4     $  365.7
                                         ========     ========


NOTE 6  FINANCING ARRANGEMENTS

Short-term Borrowings

(In millions)                                1996         1995
                                           -------      -------

Total short-term borrowings
  at year-end                              $  2.6       $132.3
Weighted average interest rate
  at year-end                                10.1%         6.1%
Average borrowings during
  the year                                 $ 63.9       $166.4
Weighted average interest rate
  for the year                                5.7%         6.2%
Maximum borrowings during the year         $196.4       $211.5


Long-term Debt

(In millions)                                1996         1995
                                           ------       ------

10 1/2% notes due 2000                     $100.0       $100.0
5.95% and variable rate industrial
  revenue bonds due 1998-2002                 7.5         17.8
Other                                         9.3          4.6
                                           ------       ------
                                            116.8        122.4
Less current portion                          0.9          0.7
                                           ------       ------
Total long-term debt                       $115.9       $121.7
                                           ======       ======

Interest paid in 1996, 1995 and 1994 was $16.7 million, $24.0 million and $18.8 million, respectively.

The fair value of the 10 1/2% notes at the end of 1996 and 1995 was $112.8 million and $118.1 million, respectively. The fair value of the remaining long-term debt approximates its book value.

The company had unused lines of credit amounting to $511.8 million at December 28, 1996, including $250.0 million under an unsecured revolving credit facility, which supports the company's commercial paper borrowing capability and expires in May 2001. Total principal payments due on long-term debt in the five years subsequent to December 28, 1996, are $114.3 million, including the $100 million of 10 1/2% notes due in 2000.

Operating Leases
Rental expense for operating leases (reduced by sublease income of approximately $0.9 million in 1996, $0.3 million in 1995 and $0.4 million in
1994) totaled $35.3 million in 1996, $34.5 million in 1995 and $32.5 million in 1994. Approximate minimum rental commitments under noncancelable operating leases in effect at December 28, 1996, were: 1997 -- $24.4 million; 1998 -- $19.9 million; 1999 -- $14.3 million; 2000 -- $8.2 million;
2001 -- $5.2 million; after 2001 -- $13.9 million.

Other Financial Instruments
At December 28, 1996, the company had forward exchange contracts maturing between January 16 and December 18, 1997, to sell $70.0 million and to purchase $9.5 million in foreign currencies at fixed rates on the value dates. The larger components of these positions were contracts to sell $26.1 million of German marks, $16.3 million of British pounds sterling and $10.1 million of Canadian dollars, and to purchase $9.5 million of German marks. The net accrued loss on forward exchange contracts was $1.3 million at both December 28, 1996 and December 30, 1995.


NOTE 7  INCOME TAXES

Income before income taxes was as follows:

(In millions)                  1996        1995        1994
                             -------     -------     -------

Domestic                     $111.6      $112.4      $106.7
Foreign                         1.3         7.9         4.1
                             -------     -------     -------
Total                        $112.9      $120.3      $110.8
                             =======     =======     =======

The provision for income taxes was as follows:


(In millions)                  1996        1995        1994
                             -------     -------     -------

Current

  Federal                    $ 36.7      $ 40.2      $ 49.3
  Foreign                       5.6         4.2         4.4
  State                         5.4         5.1         8.0
                             -------     -------     -------
                               47.7        49.5        61.7
                             -------     -------     -------

Deferred

  Federal                       7.5        (1.6)      (15.3)
  Foreign                      (0.4)       (6.2)       (3.6)
  State                         1.4        (0.3)       (2.8)
                             -------     -------     -------
                                8.5        (8.1)      (21.7)
                             -------     -------     -------
Total                        $ 56.2      $ 41.4      $ 40.0
                             =======     =======     =======

The differences between the provision for income taxes and income taxes computed using the U.S. federal statutory rate were as follows:

                               1996        1995        1994
                             -------     -------     -------

Statutory federal tax rate     35.0%       35.0%       35.0%

Increase (reduction) in
  taxes resulting from:
    Nondeductible loss
      on Hartco sale            9.4         -           -
    State taxes                 3.9         2.6         3.1
    Foreign income taxes        3.8        (1.4)       (1.9)
    Repatriation of
      foreign earnings          0.3        (2.6)        0.5
    Adjustment to
      tax accruals             (3.4)       (0.6)        -
    Change in valuation
      allowance for
      deferred tax assets       -           -          (3.2)
    Other                       0.8         1.4         2.6
                             -------     -------     -------
Effective income tax rate      49.8%       34.4%       36.1%
                             =======     =======     =======

In 1996 and 1995, the company recognized $14.1 million and $18.6 million, respectively, of benefits for deductions associated with the exercise of employee stock options including amounts in 1995 related to certain Tupperware employees. These benefits were added directly to capital surplus and are not reflected in the provision for income taxes.

Deferred tax assets (liabilities) comprise of the following:

(In millions)                        1996         1995
                                  --------     --------

Depreciation                      $ (40.9)     $ (48.5)
Other                                (3.5)         2.1
                                  --------     --------
Gross deferred tax liabilities      (44.4)       (46.4)
                                  --------     --------
Postretirement benefits              49.3         49.1
Employee benefits                    19.5         22.5
Self-insurance reserves              14.6         12.5
Tax carryforwards                    14.1         15.5
Adhesive claims                      12.5         13.8
Warranty reserves                     7.9          7.3
Environmental reserves                5.4          6.0
Costs to effect the business
  discontinuance                      1.2          6.8
Other accruals                       26.5         18.5
                                  --------     --------
Gross deferred tax assets           151.0        152.0
Valuation allowance                 (16.5)        (7.3)
                                  --------     --------
Net deferred tax assets           $  90.1      $  98.3
                                  ========     ========

The valuation allowance primarily represents reserves for foreign operating losses and capital loss carryforwards. Management believes it is more likely than not that these net deferred tax assets will be realized through the reduction of future taxes payable. Significant factors considered by management in determining the probability of realization of these assets include historical operating results of the company as well as expectations of future earnings. At December 28, 1996, the company had foreign operating loss carryforwards of $26.0 million. It also had $13.8 million of capital loss carryforwards available to offset certain future U.S. federal income tax obligations. Of the total, $29.8 million of carryforwards expire at various dates from 1997 to 2011, and the remainder have unlimited lives. During 1996, the company recognized net benefits of $0.5 million related to foreign net operating loss carryforwards. Repatriation of foreign earnings would not result in a significant incremental cost to the company.

The company paid income taxes in 1996, 1995 and 1994, of $37.9 million, $38.0 million and $19.5 million, respectively, a portion of which was owed as a result of income generated by the domestic operations of Tupperware.


NOTE 8  RETIREMENT BENEFIT PLANS

Pension Plans
The company has various pension plans covering substantially all domestic employees and certain employees in other countries.

The actuarial cost method used in determining pension expense is the projected unit credit method. Generally, annual cash contributions are equal to the minimum funding amounts required by ERISA for U.S. plans.

Net pension expense included the following components:


(In millions)                     1996       1995       1994
                                -------    -------    -------

Service cost of benefits
  earned during the year        $ 10.4     $  7.9     $  9.7
Interest cost on projected
  benefit obligation              21.0       19.7       18.5
Actual return on plan assets     (38.5)     (55.9)       4.3
Net amortization and deferral     14.5       32.1      (27.2)
                                -------    -------    -------
Net pension expense             $  7.4     $  3.8     $  5.3
                                =======    =======    =======


The funded status of the plans related to the company's continuing operations was as follows:


                                   U.S. Plans        Foreign Plans
                                 --------------      --------------
(In millions)                    1996     1995       1996     1995
                                 -----    -----      -----    -----

Actuarial present value of
  benefit obligations:
    Vested benefits             $217.3   $225.1     $ 25.8   $ 21.4
    Nonvested benefits             7.6      5.7        0.2      0.2
                                -------  -------    -------  -------
Accumulated benefit
  obligation                     224.9    230.8       26.0     21.6
Effect of projected future
  salary increases                34.5     33.5        3.8      4.0
                                -------  -------    -------  -------
Projected benefit
  obligation                     259.4    264.3       29.8     25.6
Plan assets at fair value -
  primarily equity securities
  and corporate and
  government bonds               279.8    257.9       29.4     21.9
                                -------  -------    -------  -------
Plan assets (less than)
  in excess of projected
  benefit obligation              20.4     (6.4)      (0.4)    (3.7)
Unrecognized prior
  service cost                     2.5      2.8        1.9      1.9
Unrecognized net loss (gain)     (22.9)    11.0       (4.1)     0.5
Unrecognized net transition
  (asset) obligation              (8.4)   (10.5)       0.1      0.2
                                -------  -------    -------  -------
Accrued pension cost            $ (8.4)  $ (3.1)    $ (2.5)  $ (1.1)
                                =======  =======    =======  =======

Actuarial assumptions:
  Discount rate                    7.5%     7.25%  7.0-10.0%  7.0-10.0%
  Salary growth rate               4.5      5.0    5.0- 6.0   5.0- 7.0
  Return on plan assets            9.0      9.0    6.5-10.0   6.5-10.0


Certain foreign plans were unfunded. At December 28, 1996, and December 30, 1995, the accumulated benefit obligations of these plans were $4.1 million and $4.2 million, respectively.

The company also has several savings, thrift and profit-sharing plans. Its contributions to these plans are based upon various levels of employee participation. The total cost of these plans was $14.1 million in 1996, $11.7 million in 1995 and $13.4 million in 1994.

Medical and Life Insurance Benefits
In addition to providing pension benefits, the company provides certain postretirement health care and life insurance benefits for selected U.S. and Canadian employees. Most employees and retirees outside the United States are covered by government health care programs. Employees may become eligible for these benefits if they reach normal retirement age while working for the company and satisfy certain years of service requirements. The medical plans are contributory, with retiree contributions adjusted annually, and contain other cost-sharing features such as deductibles and coinsurance. The U.S. medical plans include an allowance for Medicare for post-65 retirees. The company has a right to modify or terminate these plans.

The net postretirement benefit costs were:


(In millions)                 1996          1995          1994
                            -------       -------       -------

Service cost                $  2.4        $  2.5        $  2.9
Interest cost                  7.9           9.0           7.9
Net amortization              (0.4)         (0.7)         (0.3)
                            -------       -------       -------
Net postretirement
  benefit cost              $  9.9        $ 10.8        $ 10.5
                            =======       =======       =======

The projected liabilities, which are not funded, are reconciled to the amounts recognized in the company's balance sheet as follows:

(In millions)                         1996          1995
                                    -------       -------
Accumulated postretirement
  benefit obligation:
    Retirees                        $ 67.4        $ 51.3
    Fully eligible participants        6.2          18.8
    Other active participants         41.1          47.8
                                    -------       -------
                                     114.7         117.9
Unrecognized prior service
  benefit                              6.6           5.7
Unrecognized gain                      5.5           2.6
                                    -------       -------
Accrued postretirement
  benefit cost                      $126.8        $126.2
                                    =======       =======

The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.5 percent at December 28, 1996, and
7.25 percent at December 30, 1995. The assumed health care cost trend rate is 9.0 percent for the pre-65 plan and 6.0 percent for the post-65 plan for 1997. These rates are assumed to decrease by one percentage point per year until an ultimate level of 5.5 percent is reached. The rate is assumed to remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the rate by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 28, 1996, by $13.3 million. The effect of a one percentage point increase on the aggregate of the service and interest cost components of net postretirement benefit cost for 1996 would be $1.4 million.


NOTE 9  INCENTIVE COMPENSATION PLANS

The company has an incentive plan (the Plan) which provides for grants of performance and stock awards.

Performance Awards
Under the Plan, key employees earned cash performance awards of approximately $11.8 million in 1996, $11.9 million in 1995 and $16.0 million in 1994. As of December 28, 1996, 198 employees were eligible to receive performance awards.

Stock Awards
The company has adopted the disclosure-only provisions of SFAS No. 123. Consistent with prior years, stock-based compensation continues to be recorded using the intrinsic value method prescribed in APB No. 25 and related Interpretations.

The Plan includes awards of stock options and restricted stock to employees and officers. As of December 28, 1996, the maximum number of shares that may be granted under the Plan is 5,404,375. Of the total shares available for award, up to 280,931 may be granted in the form of restricted stock. As of December 28, 1996, 241 employees participated in the Plan.

All outstanding stock options vest three years after their date of grant, and the vesting periods on outstanding restricted stock range from three to five years from date of grant. All stock options issued to employees and officers under the Plan and previous plans have had exercise prices equal to the fair market value of the shares on the date of grant and have a term of 10 years. Consequently, the company has not recorded any compensation expense associated with these stock options.

Compensation expense associated with restricted stock grants is equal to the fair market value of the shares on the date of grant and is recognized ratably over the required holding period. Compensation expense associated with restricted stock grants was not significant.

Under the Director Stock Plan (Director Plan) non-employee directors may elect to receive their annual retainers in the form of stock or stock options. Options granted to directors become exercisable on the last day of the fiscal year in which they are granted, have a term of 10 years and have an exercise price that compensates for the foregone cash retainer. This amount and the value of stock grants on the date of award have been recognized as an expense by the company. The number of shares initially available for grant under the Director Plan and the number of shares available as of December 28, 1996, were 600,000 and 434,800, respectively. As of December 28, 1996, options to purchase 144,738 shares were exercisable.

Restricted stock and stock option activity in 1996, 1995 and 1994 for the Plan, Director Plan and previous plans is summarized below:


Restricted Stock

(Thousands of shares)                 1996           1995           1994
                                    -------        -------        -------

Beginning balance                       44             55            189
Shares awarded                         203             35             -
Shares released                        (22)           (46)          (128)
Shares forfeited                       (55)            -              (6)
Adjustment due to
  Tupperware distribution               28             -              -
                                    -------        -------        -------
Ending balance                         198             44             55
                                    =======        =======        =======
Shares available for issuance          281            447            492
                                    =======        =======        =======
Average fair value of shares
  awarded during the year           $17.37         $43.65             -
                                    =======        =======        =======

Stock Options

(Thousands of
  shares)              1996                1995                1994
                ------------------   ------------------   ------------------
                          Average              Average              Average
                           Option               Option               Option
                 Shares     Price     Shares     Price     Shares     Price
                --------  --------   --------  --------   --------  --------
Beginning
  balance         4,361    $27.59      4,939    $21.88      6,010    $16.20
Granted           1,642     15.43        660     46.16        713     44.04
Canceled         (1,628)    29.20       (109)    33.32        (38)    29.18
Exercised        (1,640)    11.61     (1,129)    12.90     (1,746)    11.21
Adjustment due
  to Tupperware
  distribution    5,344                    -                    -
                 -------             --------              -------
Ending balance    8,079    $ 9.79      4,361    $27.59      4,939    $21.88
                 =======   =======   ========   =======    =======   =======

Options
  exercisable
  at year-end     3,871    $ 6.03      2,433    $15.47      2,381    $12.64
                 =======   =======   ========   =======    =======   =======

Average fair
  value of
  options
  granted
  during the
  year           $ 4.63               $12.79               $13.63
                 =======              =======              =======


After the Distribution, restricted stock and the outstanding options to purchase Premark common stock, which were held by Premark officers and employees, continued to be solely for the purchase of Premark common stock. The number of restricted shares and the number and exercise price of outstanding stock options were adjusted in a manner that maintained in the aggregate the excess of market value over exercise price. Restricted shares and options that were held by Tupperware officers and employees were canceled.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for 1996, 1995 and 1994, respectively: dividend yield of 1.6, 2.0 and 2.0 percent; average risk-free interest rate of 6.4, 5.8, and 7.5 percent; expected volatility of 25 percent and expected option life of 5.1 years for all years.

Shares subject to option as of December 28, 1996 are summarized below:

(Thousands
  of shares)          Options Outstanding              Options Exercisable
                --------------------------------      ---------------------
Range of           Shares   Average      Average         Shares     Average
Exercise          Subject    Option    Remaining        Subject      Option
Prices          to Option     Price         Life      to Option       Price
---------       ---------   -------    ---------      ---------     -------

$1.72 - $4.33     1,572     $ 3.31     3.8 years        1,572       $ 3.31
$4.73 - $11.77    3,603       9.29     7.0              2,281         7.85
$12.22 - $23.20   2,904      13.91     9.1                 18        12.22
                 -------                              -------
                  8,079     $ 9.79     7.1              3,871       $ 6.03
                 =======                              =======


If the company had determined compensation cost based on the fair value at the grant dates for the 1996 and 1995 stock option grants consistent with SFAS No. 123, the company's net earnings and earnings per share from continuing operations would have been reduced to the pro forma amounts indicated below:

                                              Year Ended
                                      -----------------------------
(In millions except                   Dec. 28,             Dec. 30,
  per share amounts)                      1996                 1995
                                      --------             --------

Net income from continuing
  operations:
    Reported                           $ 56.7               $ 78.9
    Pro forma                            54.0                 78.6

Net income from continuing
  operations per common and
  common equivalent share:
    Reported                           $ 0.87               $ 1.24
    Pro forma                            0.83                 1.23


The above pro forma amounts assume the application of SFAS No. 123 beginning with the 1995 grants. These amounts are not representative of the effects on reported net income for future years as stock compensation expense is amortized over the three year vesting period. As a result, 1997 will be the first year in which three years of amortization of stock compensation expense is reflected.


NOTE 10  SEGMENTS OF THE BUSINESS

The company has the following business segments: the Food Equipment Group-- commercial food equipment for the foodservice and food retail industries; the Decorative Products Group--decorative laminates and laminate flooring, ceramic tile and hardwood flooring (prior to the sale of Hartco in June
1996); and the Consumer Products Group--home appliances, direct-to-the-home cookware and physical fitness equipment.

(In millions)                          1996        1995        1994
                                   ---------   ---------   ---------

Net sales
  Food Equipment Group:
    United States                  $  728.1    $  710.8    $  687.8
    Europe                            414.3       442.2       369.2
    Other International                96.0        84.8        78.5
                                   ---------   ---------   ---------
  Total Food Equipment Group        1,238.4     1,237.8     1,135.5
  Decorative Products Group           730.4       686.6       690.0
  Consumer Products Group             298.8       289.0       292.8
                                   ---------   ---------   ---------
Total net sales                    $2,267.6    $2,213.4    $2,118.3
                                   =========   =========   =========

Segment profit
  Food Equipment Group:
    United States                  $   63.8    $   71.1    $   61.8
    Europe                              6.2        15.5        15.8
    Other International                 7.9         5.3         3.0
                                   ---------   ---------   ---------
  Total Food Equipment Group           77.9        91.9        80.6
  Decorative Products Group            28.5        50.4        36.5
  Consumer Products Group              32.6        25.3        39.4
                                   ---------   ---------   ---------
Total segment profit                  139.0       167.6       156.5


  Unallocated expenses                (16.8)      (22.7)      (27.5)
  Interest expense, net                (9.3)      (24.6)      (18.2)
                                   ---------   ---------   ---------
Income from continuing
  operations before
  income taxes                     $  112.9    $  120.3    $  110.8
                                   =========   =========   =========

Identifiable assets
  Food Equipment Group:
    United States                  $  401.3    $  390.8    $  378.6
    Europe                            231.6       246.1       218.7
    Other International                58.0        49.8        48.0
                                   ---------   ---------   ---------
  Total Food Equipment Group          690.9       686.7       645.3
  Decorative Products Group           525.8       624.5       633.8
  Consumer Products Group             149.8       139.0       142.8
  Corporate                           294.3        95.9        53.9
                                   ---------   ---------   ---------
Total identifiable assets          $1,660.8    $1,546.1    $1,475.8
                                   =========   =========   =========

Depreciation and amortization
  Food Equipment Group:
    United States                  $   16.2    $   16.9    $   19.7
    Europe                              8.0         8.5         7.6
    Other International                 1.5         1.0         1.4
                                   ---------   ---------   ---------
  Total Food Equipment Group           25.7        26.4        28.7

  Decorative Products Group            35.3        37.4        38.5
  Consumer Products Group               5.5         5.3         5.2
  Corporate                             1.6         2.3         1.4
                                   ---------   ---------   ---------
Total depreciation and
  amortization                     $   68.1    $   71.4    $   73.8
                                   =========   =========   =========

Capital expenditures
  Food Equipment Group:
    United States                  $   22.2    $   26.9    $   23.2
    Europe                              7.5         6.5         6.6
    Other International                 6.2         2.3         0.7
                                   ---------   ---------   ---------
  Total Food Equipment Group           35.9        35.7        30.5
  Decorative Products Group            36.1        40.9        31.6
  Consumer Products Group              12.0         8.6         6.9
  Corporate                             0.1         0.5         0.5
                                   ---------   ---------   ---------
Total capital expenditures         $   84.1    $   85.7    $   69.5
                                   =========   =========   =========

The operations of the Decorative Products and Consumer Products groups are predominantly in the United States. Sales to a single customer did not exceed 10 percent of total sales. Export sales were $152.8 million, $124.6 million and $117.0 million in 1996, 1995 and 1994, respectively. In the Decorative Products Group, the only class of products that accounted for more than 10 percent of consolidated sales was decorative laminates with sales of approximately $458 million in 1996, $426 million in 1995 and $427 million in 1994. In the Food Equipment Group, service revenue accounted for $381 million, $363 million and $339 million of sales for the years 1996, 1995 and 1994, respectively. The cost of sales associated with these service revenues were $206 million, $202 million and $179 million in 1996, 1995 and 1994, respectively.

Unallocated expenses are corporate expenses and other items not related to the operations of the segments. Corporate assets consist of cash and assets maintained for general corporate purposes. As of December 28, 1996, the company's net investment in international operations was $233.2 million.


NOTE 11  CONTINGENCIES

The company and certain subsidiaries are involved in litigation and various legal matters that are being defended and handled in the ordinary course of business. Included among these matters are environmental issues for which the company estimates its range of possible exposure to be $11 million to $36 million as of December 28, 1996. The company anticipates that any necessary expenditures would be made over the next 10 years. As of December 28, 1996, the company had accruals of $14.9 million for these matters. The company has not recorded any significant claims against third parties associated with these accruals.

As of December 28, 1996, the company had an accrual of $61.9 million recorded for the estimated costs of adhesive claims against its Wilsonart subsidiary. Also recorded were assets totaling $29.9 million representing future amounts expected to be reimbursed by its insurer for these claims.

None of the company's contingencies is expected to have a material adverse effect on its financial position, results of operations or any individual year's cash flow.


NOTE 12  QUARTERLY SUMMARY (UNAUDITED)

Following is a summary of the unaudited interim results of operations, the dividends declared per share of common stock and the price range of the common stock composite for each quarter in the years ended December 28, 1996, and December 30, 1995.


(In millions, except              First   Second    Third   Fourth
 per share amounts)             quarter  quarter  quarter  quarter
                                -------  -------  -------  -------

Year ended December 28, 1996
Net sales                        $528.7   $565.7   $563.2   $610.0
Cost of products sold             340.7    363.9    353.0    386.2
Income (loss) from
  continuing operations            11.8    (17.3)    30.2     32.0
Net income                         44.6     12.1     30.2     32.0

Per common and common
  equivalent share:
    Income (loss) from
      continuing operations        0.19    (0.27)    0.46     0.48
    Net income                     0.71     0.19     0.46     0.48
Dividends declared
  per share                        0.27     0.30     0.08     0.08

Composite stock price range:
  High                           55 1/8   18 1/2*  20       24 1/4
  Low                            49 5/8   15 1/4*  16 3/8   18 7/8
  Close                          53 5/8   18 1/2*  19       22 7/8

Year ended December 30, 1995
Net sales                        $519.6   $539.0   $556.3   $598.5
Cost of products sold             333.1    342.5    353.0    392.3
Income from continuing
  operations                       14.2     17.1     26.0     21.6
Net income                         46.5     67.1     46.8     77.2

Per common and common
  equivalent share:
    Income from continuing
      operations                   0.22     0.27     0.41     0.34
    Net income                     0.71     1.06     0.74     1.22
Dividends declared
  per share                        0.20     0.27     0.27     0.27

Composite stock price range:
  High                           46 3/4   53 1/2   54 3/4   52 1/2
  Low                            38 1/2   44       50 3/4   44 1/8
  Close                          44 1/8   51 7/8   50 7/8   50 5/8

*On May 31, 1996, Premark spun off its Tupperware business. Stock prices reflect activity after May 20.



NOTE 13  SHAREHOLDERS' RIGHTS PLAN

In November 1996, the company replaced its shareholders' rights plan with a new plan having a duration of 10 years, under which the company declared a dividend of one Series A Junior Participating Preferred share purchase right for each outstanding share of common stock. The company redeemed the common share purchase rights declared under a ten-year rights agreement adopted in March 1989.

If an acquirer buys 15 percent or more of the company's stock, the plan allows other shareholders to buy, with each right, additional company shares at a 50 percent discount. If the company is acquired in a merger or other business combination transaction, rights holders will be entitled to buy shares of the acquiring company at a 50 percent discount. If an acquirer buys between 15 percent and 50 percent of the company's outstanding stock, the company can exchange part or all of the rights of other holders for shares of the company's stock on a one-for-one basis, or shares of the Series A Junior Participating Preferred stock on a one-for-one-hundredth basis. Before an acquirer buys 15 percent or more of the company's common stock, the company may redeem the rights. The Board is authorized to reduce the 15 percent threshold to not less than 10 percent.


               SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                 For the three years ended December 28, 1996
                                (In millions)


Col. A          Col. B             Col. C          Col. D        Col. E
                                   Additions
                             --------------------
                                       Charged to
                Balance at   Charged   Other                     Balance
                Beginning    to Costs  Accounts    Deductions    at End
Description     of Period    Expenses  Describe    Describe      of Period
-----------     ---------    --------  --------    ----------    ---------

Allowance for doubtful accounts, current and long term:

Year ended      $  20.2      $   5.5         -     $ (5.8)<F1>    $  19.0
December                                             (0.4)<F2>
28, 1996                                             (0.5)<F3>

Year ended      $  18.2      $   4.5         -     $ (3.4)<F1>    $  20.2
December                                              0.5 <F2>
30, 1995                                              0.4 <F4>

Year ended      $  15.2      $   6.1         -     $ (3.8)<F1>    $  18.2
December                                              0.4 <F2>
31, 1994                                              0.3 <F4>


Valuation allowance for deferred tax assets:

Year ended
December
28, 1996        $   7.3     $    9.2         -        -           $  16.5

Year ended
December
30, 1995        $   6.9      $   0.4         -        -           $   7.3

Year ended
December
31, 1994        $  14.1      $  (7.2)        -        -           $   6.9


<F1>  Represents write-offs less recoveries
<F2>  Foreign currency translation adjustment
<F3>  Business sold
<F4>  Businesses acquired
