Form 10-Q
period 1997-03-29
PREMARK INTERNATIONAL INC
filed 1997-05-08
CIK 800575

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                               FORM 10-Q

  (Mark One)

     [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

                  For the 13 weeks ended March 29, 1997

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

  As of May 5, 1997, 62,414,379 shares of the Common Stock, $1.00 par value, of the Registrant were outstanding.

                          PART I
                   FINANCIAL INFORMATION

  Item 1. Financial Statements

      a)  Financial Statements of Registrant

                                                             Page
          Index                                             Number

          Condensed Consolidated Statement of Income
          (Unaudited) for the 13 week periods ended
          March 29, 1997 and March 30, 1996................    2

          Condensed Consolidated Balance Sheet
          as of March 29, 1997 (Unaudited) and
          December 28, 1996................................    3

          Condensed Consolidated Statement of Cash Flows
          (Unaudited) for the 13 week periods ended
          March 29, 1997 and March 30, 1996................    5

          Notes to Condensed Consolidated
          Financial Statements (Unaudited).................    6


  The condensed consolidated financial statements of the Registrant included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with general accepted accounting principles has been condensed or omitted, the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Annual Report on Form 10-K of the Registrant for its fiscal year ended December 28, 1996.

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

               PREMARK INTERNATIONAL, INC.
       CONDENSED CONSOLIDATED STATEMENT OF INCOME
                      (Unaudited)

                                                13 Weeks Ended
                                              -------------------
                                              March 29, March 30,
                                                1997       1996
                                              --------   --------
                             (In millions, except per share data)

Net sales...................................  $ 545.6    $ 528.7
                                              --------   --------

Costs and expenses:
  Cost of products sold.....................    342.2      340.7
  Delivery, sales, and
    administrative expense..................    168.7      163.6
  Interest expense..........................      2.9        5.7
  Interest income...........................     (3.2)      (0.2)
  Other expense (income), net...............      0.6       (0.1)
                                              --------   --------
     Total costs and expenses...............    511.2      509.7
                                              --------   --------

Income before income taxes..................     34.4       19.0
Provision for income taxes..................     13.6        7.2
                                              --------   --------
Income from continuing operations...........     20.8       11.8
Income from discontinued operations.........      -         32.8
                                              --------   --------
Net income..................................     20.8       44.6

Retained earnings, beginning of period......    688.2      735.7
Cash dividends declared.....................     (5.0)     (16.6)
Cost of treasury stock issued
  in excess of option exercise prices.......     (3.6)     (12.0)
                                              --------   --------
Retained earnings, end of period............  $ 700.4    $ 751.7
                                              ========   ========

Income per common and common
  equivalent share:
    Continuing operations...................  $  0.32    $  0.19
    Discontinued operations.................     -          0.52
                                              --------   --------
Net income per common and
  common equivalent share...................  $  0.32    $  0.71
                                              ========   ========

Average number of
  common and common equivalent
  shares outstanding........................     65.6       63.2
                                              ========   ========

Dividends declared per common share.........  $  0.08    $  0.27
                                              ========   ========

See accompanying Notes to Condensed Consolidated Financial
Statements (Unaudited).

                  PREMARK INTERNATIONAL, INC.
             CONDENSED CONSOLIDATED BALANCE SHEET
                            ASSETS

                                            March 29,
                                              1997     December 28,
                                           (Unaudited)    1996
                                            ---------  ---------
                                                 (In millions)

Cash and cash equivalents.................  $  205.1   $  130.2
Short-term investments....................      25.0       84.3
Accounts and notes receivable.............     368.9      402.8
  Less allowances for
    doubtful accounts.....................     (17.6)     (18.4)
                                            ---------  ---------
                                               351.3      384.4

Inventories...............................     347.8      333.1
Recoverable income taxes..................       -         10.8
Deferred income tax benefits..............      66.9       67.4
Prepaid expenses..........................      43.8       43.8
                                            ---------  ---------
    Total current assets..................   1,039.9    1,054.0
                                            ---------  ---------

Property, plant, and equipment............     941.8      940.9
  Less accumulated depreciation...........    (524.1)    (524.5)
                                            ---------  ---------
                                               417.7      416.4

Intangibles, net of accumulated
  amortization............................     110.9      106.8
Other assets..............................      76.8       83.6
                                            ---------  ---------
    Total assets..........................  $1,645.3   $1,660.8
                                            =========  =========

See accompanying Notes to Condensed Consolidated Financial
Statements (Unaudited).

                  PREMARK INTERNATIONAL, INC.
             CONDENSED CONSOLIDATED BALANCE SHEET
             LIABILITIES AND SHAREHOLDERS' EQUITY

                                             March 29,
                                                1997    December 28,
                                            (Unaudited)    1996
                                             ---------  ---------
                                                 (In millions)

Accounts payable...........................  $  112.9   $  105.7
Short-term borrowings and current
  portion of long-term debt................      10.2        3.5
Accrued liabilities........................     326.9      350.4
                                             ---------  ---------
    Total current liabilities..............     450.0      459.6
                                             ---------  ---------

Long-term debt.............................     111.9      115.9
Accrued postretirement benefit cost........     121.7      120.8
Other liabilities..........................      83.1       88.6

Shareholders' equity:
  Preferred stock, $1.00 par value,
    authorized 50,000,000 shares;
    issued -- none.........................       -          -
  Series A Junior Participating
    Preferred stock, $1.00 par value,
    authorized 1,000,000 shares;
    issued - none..........................       -          -
  Common stock, $1.00 par value,
    authorized 200,000,000 shares;
    issued -- 69,003,840 shares............      69.0       69.0
Capital surplus............................     343.7      342.7
Retained earnings..........................     700.4      688.2
Treasury stock, 6,480,669 shares at
  March 29, 1997 and 6,276,776 shares
  at December 28, 1996, at cost............    (215.2)    (211.4)
Unearned portion of restricted
  stock issued for future service..........      (2.0)      (2.3)
Cumulative foreign currency adjustments....     (17.3)     (10.3)
                                             ---------  ---------
    Total shareholders' equity.............     878.6      875.9
                                             ---------  ---------
    Total liabilities and
      shareholders' equity.................  $1,645.3   $1,660.8
                                             =========  =========

See accompanying Notes to Condensed Consolidated Financial
Statements (Unaudited).

                PREMARK INTERNATIONAL, INC.
       CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                       (Unaudited)

                                                 13 Weeks Ended
                                              -------------------
                                              March 29, March 30,
                                                1997       1996
                                              --------   --------
                                                 (In millions)

Cash flows from operating activities:
  Net income................................  $  20.8    $  44.6
  Adjustments to reconcile net income to
    net cash provided by operating
    activities from continuing operations:
      Income from discontinued operations...      -        (32.8)
      Depreciation and amortization.........     16.0       17.4
  Changes in assets and liabilities:
      Accounts and notes receivable.........     26.9       34.8
      Inventory.............................    (19.2)      (7.8)
      Accounts payable and
        accrued liabilities.................    (11.7)     (19.2)
      Current income taxes..................     11.9       (0.1)
      Other.................................      2.7      (12.6)
                                              --------   --------
       Net cash provided by
         operating activities from
         continuing operations..............     47.4       24.3
                                              --------   --------

Cash flows from investing activities:
  Capital expenditures......................    (19.7)     (15.3)
  Net sales of short-term
    investments.............................     59.3        -
  Business acquisition......................     (2.0)       -
  Other.....................................     (0.1)      (0.3)
                                              --------   --------
       Net cash provided by (used in)
         investing activities from
         continuing operations..............     37.5      (15.6)
                                              --------   --------

Cash flows from financing activities:
  Net increase in short-term
    borrowings..............................      3.3       32.6
  Repayment of long-term debt...............      -         (0.2)
  Proceeds from exercise of stock options...      1.7        9.7
  Purchase of treasury stock................     (8.3)      (7.3)
  Payment of dividends......................     (5.1)     (16.6)
                                              --------   --------
       Net cash (used in) provided by
         financing activities from
         continuing operations..............     (8.4)      18.2
                                              --------   --------

Effect of exchange rate changes on cash
  and cash equivalents......................     (1.6)      (0.3)

Net cash used in
  discontinued operations...................      -        (28.3)
                                              --------   --------
Net increase (decrease) in cash
  and cash equivalents......................  $  74.9    $  (1.7)
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


Note 2:  Inventories

Inventories, by component, are summarized as follows (in millions):

                                    March 29,    December 28,
                                       1997          1996
                                   -----------   -----------

Finished goods..................     $ 180.0       $ 163.7
Work in process.................        28.9          26.2
Raw materials and supplies......       138.9         143.2
                                     --------      --------
     Total inventories               $ 347.8       $ 333.1
                                     ========      ========


Note 3:  Pro Rata Distribution of Tupperware Stock

On November 1, 1995, the company's board of directors authorized management to establish its Tupperware subsidiary as an independent company through a stock distribution to Premark shareholders. The distribution was effected on May 31, 1996.

Under the Distribution Agreement, on May 24, 1996, Premark received a special dividend of $284.9 million. It is assumed that if the distribution had occurred at the beginning of 1996, the company would not have incurred any short-term borrowings during the first quarter of 1996. Consequently, on a pro forma basis, interest expense would have been $3.9 million for the first quarter of 1996.


Note 4:  Sale of Hartco

On June 28, 1996, the company completed the sale of the stock of its Hartco Flooring subsidiary to Triangle Pacific Corporation for $35.8 million in cash plus the assumption of debt.


Note 5:  New Accounting Standard

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," which is required to be adopted by the company on December 27, 1997. At that time, the company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. Adopting the new Standard would result in a basic earnings per share for the first quarter of 1997 of 33 cents per share. For the quarter ended March 30, 1996, basic earnings per share would have been 19 cents and 73 cents per share for income from continuing operations and net income, respectively. No impact would result from Statement 128 on the calculation of diluted earnings per share for these quarters.


Note 6:  Subsequent Event

In April 1997, through a series of transactions the company acquired certain assets and liabilities of Eurocatering SpA for approximately $20 million in cash and the assumption of $18 million of debt. Eurocatering is one of Europe's largest manufacturers of warewash equipment. Its results will be included within the Food Equipment Group.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

The following is a discussion of the results of operations for the 13 weeks ended March 29, 1997, compared with the 13 weeks ended March 30, 1996, and changes in financial condition during the 13 weeks ended March 29, 1997.

Overall

In late 1995, the company's board of directors authorized management to proceed with a plan to establish Tupperware as an independent company through a stock distribution to Premark's shareholders. The Distribution was effected on May 31, 1996. Tupperware has been reported as a discontinued operation in the 1996 financial statements.

Net Sales and Income from Continuing Operations

Net sales for the first quarter of 1997 were $545.6 million, an increase of 3.2 percent compared with net sales of $528.7 million in 1996. Sales increased at all operating units except the Food Equipment Group, which was impacted negatively by unfavorable foreign exchange rates. On a local currency basis, Food Equipment Group's revenues were up 1 percent. Excluding sales of Hartco Flooring, which was sold in the second quarter of 1996, and the effect of foreign exchange rates, sales rose 8.6 percent.

Income from continuing operations improved 76 percent to $20.8 million, or 32 cents per share, in 1997 from $11.8 million, or 19 cents per share, in 1996. A significant improvement in profitability at Precor, Florida Tile and Wilsonart, continued growth at West Bend, and lower net interest and corporate expenses more than offset a decline at the Food Equipment Group.

Costs and Expenses

Cost of products sold as a percentage of net sales was 62.7 percent for the first quarter of 1997 compared with 64.4 percent in the first quarter of 1996. The decline was due to improved mix and higher production volume at Precor, lower costs for Wilsonart's new flooring product and improved manufacturing efficiencies at Florida Tile. Delivery, sales, and administrative expenses as a percentage of net sales were 30.9 percent for both the first quarter of 1997 and 1996.

Tax Rate

The effective tax rate was 39.5 percent for the first quarter of 1997, compared with 38.0 percent for the first quarter of 1996, and 38.9 percent for the year ended December 28, 1996. The higher 1997 rate when compared with the first quarter of 1996 reflects the impact of higher foreign income taxes.

Net Interest Income

Interest income, net of interest expense, was $0.3 million in the first quarter of 1997 versus net interest expense of $5.5 million in the first quarter of 1996. In 1996, net interest expense reflected interest accrued and earned on all of Premark's borrowings and invested cash, excluding amounts that were owed or held by Tupperware, respectively. The decrease in interest expense in 1997 was due to the special dividend paid to Premark by Tupperware on May 24, 1996, as described in Note 3 to the condensed consolidated financial statements, which was used to substantially reduce Premark's outstanding debt, cash received from the sale of Hartco, as well as less debt required to finance working capital needs.

Segment Results

Food Equipment Group

Net sales for the first quarter of 1997 were $289.8 million, a decrease of 1 percent compared with $293.1 million in 1996. Excluding the negative impact of a stronger U.S. dollar, sales for the group rose 1 percent, driven by a strong increase in non-European international operations and a slight improvement in Europe. Segment profit was $10.8 million, a decrease of 15 percent from $12.7 million reported in 1996, due to declines in the U.S. and non-European international operations.
International operations accounted for 41 percent of segment sales and 3 percent of segment profit for the quarter.

U.S. sales were essentially flat at $171.8 million as a weaker foodservice market was offset by slightly higher sales of food retail equipment and service revenues. Segment profit fell, however, by 19 percent from the first quarter of 1996. Manufacturing inefficiencies resulting from transfer of production among plants, lower production volume, and spending on future products and technologies drove the decline.

European sales were down nearly 5 percent for the first quarter of 1997 as a result of the unfavorable effect of foreign exchange. On a local currency basis, European sales rose nearly 2 percent for the quarter with gains in all countries except Germany and Italy. Segment profit for the sector was breakeven for the first quarter of 1997 versus a $1.9 million loss last year. The improvement was due to the higher local currency sales, favorable manufacturing variances and savings from 1996's reduction in force. In the first quarter of 1997, a $2.4 million provision for organizational changes was made. In the same period last year, a $1.9 million expense for reduction in force was taken.

Sales for the other international operations grew by 7 percent in the first quarter to a record level. The addition of Argentina plus improvements in Australia and Mexico more than offset a slight decline in Canada. Segment profit for the first quarter fell substantially from last year, as a result of an inventory adjustment in Australia as well as startup costs in several small markets.

Decorative Products

Net sales were $181.9 million for the first quarter of 1997, an increase of 3 percent compared with $176.2 million in the same period in 1996. Excluding the 1996 impact of Hartco sales, sales rose 16 percent. Segment profit of $18.3 million in the first quarter of 1997 was a 48-percent improvement over a profit of $12.3 million in the same period last year. Hartco's effect on last year's profits was negligible.

Wilsonart reported record sales and profit for the first quarter of 1997. Sales increased 17 percent versus 1996, reflecting higher volume, improved pricing and growth related to the new laminate flooring products. Segment profit rose 21 percent on higher volume, lower manufacturing costs and improved pricing, despite marketing expenses associated with new product introductions.

Florida Tile also achieved record sales and profit for the first quarter of 1997. A 12-percent increase in sales from higher volume in large format and trim tile, along with private label sales, more than offset competitive pricing pressures. Segment profit rose significantly on the strength of higher volume and improvement in manufacturing efficiencies.

Consumer Products

Net sales were $73.9 million for the first quarter of 1997, an increase of 24 percent compared with $59.4 million in 1996.
Segment profit for the quarter was $8.0 million versus $4.1 million last year.

West Bend's sales rose 16 percent from 1996. Housewares sales reached a new record on higher volume in bread makers, drip coffeemakers and stand mixers, despite competitive pricing pressures. Direct-to-the-home cookware sales increased significantly. Segment profit increased 9 percent to a new record as the higher volume and slightly improved operating expenses more than offset the lower pricing at Housewares and higher costs related to manufacturing inefficiencies in the cookware sector.

Precor had a 39-percent growth in sales to record levels on the strength of a pickup in both the commercial and retail markets as well as the introduction of new products. The unit's segment profit was a record, improving substantially from 1996 as a result of the higher volume and improved mix.

Financial Condition

Under the Distribution Agreement, Premark received a special dividend of $284.9 million on May 24, 1996, which was used to substantially reduce the company's outstanding debt. On June 28, 1996, the company completed the sale of its Hartco subsidiary for $35.8 million and assumption of debt.

Net cash provided by operating activities in the first quarter of 1997 was $47.4 million compared with $24.3 million in the first quarter of 1996. The higher cash generation in 1997 primarily reflects an increase in income from continuing operations, higher income taxes payable, as well as a smaller decrease in accounts payable and accrued liabilities than in 1996. Partially offsetting these items were a further increase in inventories, compared with last year, driven by Florida Tile, and a smaller decrease in accounts receivable balances primarily due to the Food Equipment Group.

Net cash provided by investing activities in 1997 was primarily from net sales of short-term investments. Capital expenditures totaled $19.7 million and $15.3 million in 1997 and 1996, respectively.

Net cash used in financing activities was $8.4 million for the first quarter of 1997 versus cash provided of $18.2 million in 1996. The variation between years is primarily due to higher short term borrowings in 1996 for financing the cash flow needs of Tupperware.

The total debt-to-capital ratio at the end of the first quarter of 1997 was 12.2 percent, compared with 25.4 percent at the end of the first quarter of 1996 and 12.0 percent as of December 28, 1996. The ratio in the first quarter of 1996 included debt of discontinued operations. The lower ratio as of March 29, 1997, compared with last year's first quarter reflects the repayment of debt with cash from the special Tupperware dividend plus the effect from a reduction of equity due to the spinoff of Tupperware and the loss on Hartco.

Working capital as of March 29, 1997, decreased by $4.5 million from December 28, 1996. The largest changes among the components of working capital were a decrease in accounts and notes receivable offset by higher net inventories and lower accrued liabilities.

As of March 29, 1997, unused lines of credit were approximately $510.9 million, including $250 million under a revolving credit agreement that expires in May, 2001. Future cash flows, lines of credit and other short-term financing are expected to be adequate to fund operating and investing activities.

In August 1996, the company announced it would repurchase 6 million of its shares, with volume and timing to depend on market conditions. Purchases will be made in the open market or through other transactions and will be financed through available cash, cash flow from operations or issuance of additional debt. Under this plan, through March 29, 1997, and May 5, 1997, respectively, the company had repurchased 530,000 shares and 697,800 shares at an average cost of $22 per share for both periods.

The company's previous stock repurchase plan, announced in August 1995, was terminated prior to June 1996. Under that plan, the company had repurchased 588,000 shares at an average cost of $51 per share, including repurchases in the first quarter of 1996 of 92,000 shares at an average cost of $50 per share.

In early April 1997, the company acquired certain assets and liabilities of Eurocatering SpA for approximately $20 million in cash and the assumption of $18 million in debt. Funds used to purchase Eurocatering came from available cash.

                        PART II

                   OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K

   (a)  Exhibits (numbered in accordance with Item 601 of
        Regulation S-K)

        (11) A statement of computation of per share earnings is filed as an exhibit to this Report.

        (27) A Financial Data Schedule for the first quarter of 1997 is filed as an exhibit to this Report


   (b)  Reports on Form 8-K

        During the quarter ended March 29, 1997, the Registrant filed a Current Report on Form 8-K dated March 6, 1997 relating to a change in the Registrant's certifying accountant from Price Waterhouse LLP to Ernst & Young LLP.

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

May 8, 1997