Form 10-Q
period 1997-06-28
PREMARK INTERNATIONAL INC
filed 1997-08-08
CIK 800575

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549
                             FORM 10-Q

(Mark One)

   [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

                For the 26 weeks ended June 28, 1997

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

As of August 4, 1997, 62,481,275 shares of the Common Stock,
$1.00 par value, of the Registrant were outstanding.

                         PART I
                  FINANCIAL INFORMATION

Item 1. Financial Statements

    a)  Financial Statements of Registrant

                                                           Page
        Index                                             Number

        Condensed Consolidated Statement of Income
        (Unaudited) for the 13 week periods ended
        June 28, 1997 and June 29, 1996..................    2

        Condensed Consolidated Statement of Income
        (Unaudited) for the 26 week periods ended
        June 28, 1997 and June 29, 1996..................    3

        Condensed Consolidated Balance Sheet
        as of June 28, 1997 (Unaudited) and
        December 28, 1996................................    4

        Condensed Consolidated Statement of Cash Flows
        (Unaudited) for the 26 week periods ended
        June 28, 1997 and June 29, 1996..................    6

        Notes to Condensed Consolidated
        Financial Statements (Unaudited).................    7

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

                   PREMARK INTERNATIONAL, INC.
           CONDENSED CONSOLIDATED STATEMENT OF INCOME
                           (Unaudited)

                                                13 Weeks Ended
                                             --------------------
                                              June 28,   June 29,
                                                1997       1996
(In millions, except per share data)         ---------  ---------

Net sales...................................  $ 594.4    $ 565.7
                                              --------   --------

Costs and expenses:
  Cost of products sold.....................    371.1      363.9
  Delivery, sales, and
    administrative expense..................    175.7      163.8
  Interest expense..........................      3.1        4.6
  Interest income...........................     (2.0)      (1.2)
  Loss on disposition of business...........      -         43.1
  Other expense (income), net...............      0.1       (0.3)
                                              --------   --------
     Total costs and expenses...............    548.0      573.9
                                              --------   --------

Income (loss) before income taxes...........     46.4       (8.2)
Provision for income taxes..................     18.1        9.1
                                              --------   --------
Income (loss) from continuing operations....     28.3      (17.3)
Income from discontinued operations.........      -         29.4
                                              --------   --------
Net income..................................     28.3       12.1

Retained earnings, beginning of period......    700.4      751.7
Cash dividends declared.....................     (5.6)     (18.6)
Cost of treasury stock issued
  in excess of option exercise prices.......     (4.3)     ( 7.0)
Distribution of Tupperware Corporation
  to shareholders...........................      -        (86.1)
                                              --------   --------
Retained earnings, end of period............  $ 718.8    $ 652.1
                                              ========   ========

Income (loss) per common and
 common equivalent share:
    Continuing operations...................  $  0.43    $ (0.27)
    Discontinued operations.................     -          0.46
                                              --------   --------
Net income per common and
  common equivalent share...................  $  0.43    $  0.19
                                              ========   ========

Average number of
  common and common equivalent
  shares outstanding........................     65.3       63.8
                                              ========   ========

Dividends declared per common share.........  $  0.09    $  0.30
                                              ========   ========

See accompanying Notes to Condensed Consolidated Financial
Statements (Unaudited).

                   PREMARK INTERNATIONAL, INC.
           CONDENSED CONSOLIDATED STATEMENT OF INCOME
                           (Unaudited)

                                                26 Weeks Ended
                                             --------------------
                                              June 28,   June 29,
                                                1997       1996
(In millions, except per share data)         ---------  ---------

Net sales..................................  $1,140.0   $1,094.4
                                             ---------  ---------

Costs and expenses:
  Cost of products sold....................     713.4      704.6
  Delivery, sales, and
    administrative expense.................     344.4      327.4
  Interest expense.........................       6.0       10.3
  Interest income..........................      (5.2)      (1.4)
  Loss on disposition of business..........       -         43.1
  Other expense (income), net..............       0.6       (0.4)
                                             ---------  ---------
     Total costs and expenses..............   1,059.2    1,083.6
                                             ---------  ---------

Income before income taxes.................      80.8       10.8
Provision for income taxes.................      31.7       16.3
                                              --------   --------
Income (loss) from continuing operations...      49.1       (5.5)
Income from discontinued operations........       -         62.2
                                             ---------  ---------
Net income.................................      49.1       56.7

Retained earnings, beginning of period.....     688.2      735.7
Cash dividends declared....................     (10.6)     (35.2)
Cost of treasury stock issued
  in excess of option exercise prices......      (7.9)     (19.0)
Distribution of Tupperware Corporation
  to shareholders..........................       -        (86.1)
                                             ---------  ---------
Retained earnings, end of period...........  $  718.8   $  652.1
                                             =========  =========

Income (loss) per common and
  common equivalent share:
    Continuing operations..................  $   0.75   $  (0.09)
    Discontinued operations................      -          0.98
                                             ---------  ---------
Net income per common and
  common equivalent share..................  $   0.75   $   0.89
                                             =========  =========

Average number of
  common and common equivalent
  shares outstanding.......................      65.5       63.5
                                             =========  =========

Dividends declared per common share.........  $  0.17    $  0.57
                                              ========   ========

See accompanying Notes to Condensed Consolidated Financial
Statements (Unaudited).

                   PREMARK INTERNATIONAL, INC.
              CONDENSED CONSOLIDATED BALANCE SHEET
                             ASSETS

                                             June 28,
                                               1997    December 28,
                                           (Unaudited)    1996
(In millions)                               ---------  ---------

Cash and cash equivalents.................  $  190.2   $  130.2
Short-term investments....................       -         84.3
Accounts and notes receivable.............     376.3      402.8
  Less allowances for
    doubtful accounts.....................     (18.4)     (18.4)
                                            ---------  ---------
                                               357.9      384.4

Inventories...............................     382.8      333.1
Recoverable income taxes..................       1.4       10.8
Deferred income tax benefits..............      66.6       67.4
Prepaid expenses..........................      42.9       43.8
                                            ---------  ---------
    Total current assets..................   1,041.8    1,054.0
                                            ---------  ---------

Property, plant, and equipment............     967.3      940.9
  Less accumulated depreciation...........    (543.2)    (524.5)
                                            ---------  ---------
                                               424.1      416.4

Intangibles, net of accumulated
  amortization............................     117.0      106.8
Other assets..............................     107.5       83.6
                                            ---------  ---------
    Total assets..........................  $1,690.4   $1,660.8
                                            =========  =========

See accompanying Notes to Condensed Consolidated Financial
Statements (Unaudited).

                   PREMARK INTERNATIONAL, INC.
              CONDENSED CONSOLIDATED BALANCE SHEET
              LIABILITIES AND SHAREHOLDERS' EQUITY


                                             June 28,
                                               1997    December 28,
                                           (Unaudited)    1996
(In millions)                               ---------  ---------

Accounts payable..........................  $  114.9   $  105.7
Short-term borrowings and current
  portion of long-term debt...............      13.3        3.5
Accrued liabilities.......................     354.7      350.4
                                            ---------  ---------
    Total current liabilities.............     482.9      459.6
                                            ---------  ---------

Long-term debt............................     112.5      115.9
Accrued postretirement benefit cost.......     123.2      120.8
Other liabilities.........................      77.4       88.6

Shareholders' equity:
  Preferred stock, $1.00 par value,
    authorized 50,000,000 shares;
    issued -- none........................       -          -
  Series A Junior Participating
    Preferred stock, $1.00 par value,
    authorized 1,000,000 shares;
    issued - none.........................       -          -
  Common stock, $1.00 par value,
    authorized 200,000,000 shares;
    issued -- 69,003,840 shares...........      69.0       69.0
Capital surplus...........................     345.6      342.7
Retained earnings.........................     718.8      688.2
Treasury stock, 6,690,742 shares at
 June 28, 1997 and 6,276,776 shares
  at December 28, 1996, at cost...........    (219.8)    (211.4)
Unearned portion of restricted
  stock issued for future service.........      (1.8)      (2.3)
Cumulative foreign currency adjustments...     (17.4)     (10.3)
                                            ---------  ---------
    Total shareholders' equity............     894.4      875.9
                                            ---------  ---------
    Total liabilities and
      shareholders' equity................  $1,690.4   $1,660.8
                                            =========  =========

See accompanying Notes to Condensed Consolidated Financial
Statements (Unaudited).

                   PREMARK INTERNATIONAL, INC.
         CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Unaudited)

                                                26 Weeks Ended
                                             --------------------
                                              June 28,   June 29,
                                                1997       1996
(In millions)                                ---------  ---------

Cash flows from operating activities:
  Net income................................  $  49.1    $  56.7
  Adjustments to reconcile net income to
    net cash provided by operating
    activities from continuing operations:
      Income from discontinued operations...      -        (62.2)
      Loss on disposition of business.......      -         38.6
      Depreciation and amortization.........     32.5       34.8
    Changes in assets and liabilities:
      Accounts and notes receivable.........     29.9       19.0
      Inventory.............................    (48.8)     (13.2)
      Accounts payable and
        accrued liabilities.................      6.9      (19.5)
      Current income taxes..................      9.3        3.7
      Deferred income taxes.................      0.4       (2.5)
      Prepaid expenses......................      0.9       (2.5)
      Other.................................     (7.0)     (15.5)
                                              --------   --------
       Net cash provided by
         operating activities from
         continuing operations..............     73.2       37.4
                                              --------   --------

Cash flows from investing activities:
  Capital expenditures......................    (38.4)     (43.8)
  Net sales of short-term
    investments.............................     84.3        -
  Business (acquisition) disposition........    (23.0)      35.8
  Other.....................................      0.7        2.5
                                              --------   --------
       Net cash provided by (used in)
         investing activities from
         continuing operations..............     23.6       (5.5)
                                              --------   --------

Cash flows from financing activities:
  Net decrease in, and repayment of,
    short-term borrowings...................     (9.2)    (119.5)
  Proceeds from long-term debt..............      0.5        5.0
  Repayment of long-term debt...............      -         (0.2)
  Dividend paid by Tupperware...............      -        284.9
  Proceeds from exercise of stock options...      3.8       14.7
  Purchase of treasury stock................    (19.9)      (7.3)
  Payment of dividends......................    (10.1)     (33.2)
                                              --------   --------
       Net cash (used in) provided by
         financing activities from
         continuing operations..............    (34.9)     144.4
                                              --------   --------

Effect of exchange rate changes on cash
  and cash equivalents......................     (1.9)      (0.6)

Net cash used in
 discontinued operations....................      -        (48.2)
                                              --------   --------
Net increase in cash
  and cash equivalents......................  $  60.0    $ 127.5
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


Note 2:  Inventories

Inventories, by component, are summarized as follows (in millions):

                                     June 28,    December 28,
                                       1997          1996
                                     --------      --------
Finished goods..................     $ 205.7       $ 163.7
Work in process.................        23.3          26.2
Raw materials and supplies......       153.8         143.2
                                     --------      --------
     Total inventories               $ 382.8       $ 333.1
                                     ========      ========


Note 3:  Pro Rata Distribution of Tupperware Stock

On November 1, 1995, the company's board of directors authorized management to establish its Tupperware subsidiary as an independent company through a stock distribution to Premark shareholders. The distribution was effected on May 31, 1996.

Under the Distribution Agreement, on May 24, 1996, Premark received a special dividend of $284.9 million. It is assumed that if the distribution had occurred at the beginning of 1996, the company would not have incurred any short-term borrowings during the first half of 1996. Consequently, on a pro forma basis, interest expense would have been $3.0 million and $6.9 million for the second quarter and first half of 1996, respectively.


Note 4:  Sale of Hartco

On June 28, 1996, the company completed the sale of the stock of its Hartco Flooring subsidiary to Triangle Pacific Corporation for $35.8 million in cash plus the assumption of debt. A pretax loss of $43.1 million ($38.6 million after tax) is reflected in last year's reported results of the Decorative Products Group.


Note 5:  New Accounting Standard

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is required to be adopted by the company on December 27, 1997. At that time, the company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded.
The following table illustrates what basic and diluted earnings per share for the second quarter and first half of 1997 and 1996 will be upon adoption of the new Standard.

                                           Basic        Diluted
                                           Earnings     Earnings
                                           per Share    per Share
                                           ---------    ---------

1997:
Second quarter ended June 28, 1997           $0.46        $0.43

Six months ended June 28, 1997               $0.79        $0.75

1996:
Second quarter ended June 29, 1996 -
  Income from Continuing Operations         ($0.28)      ($0.27)
  Net Income                                 $0.20        $0.19

Six months ended June 29, 1996 -
  Income from Continuing Operations         ($0.09)      ($0.09)
  Net Income                                 $0.92        $0.90


Note 6:  Purchase of Eurocatering

In April 1997, through a series of transactions the company acquired certain assets and liabilities of Eurocatering SpA for approximately $20 million in cash and the assumption of $17 million of debt. Subsequently, the name of the company was
changed to Eurotec Srl (Eurotec).   Eurotec is one of Europe's
largest manufacturers of warewash equipment. Its results are included within the Food Equipment Group.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

The following is a discussion of the results of operations for the 13 weeks and 26 weeks ended June 28, 1997, compared with the 13 weeks and 26 weeks ended June 29, 1996, and changes in financial condition during the 26 weeks ended June 28, 1997.


Overall

In late 1995, the company's board of directors authorized management to proceed with a plan to establish Tupperware as an independent company through a stock distribution to Premark's shareholders. The distribution was effected on May 31, 1996. Tupperware has been reported as a discontinued operation in the 1996 financial statements.


Net Sales and Income from Continuing Operations

Net sales for the second quarter of 1997 were $594.4 million, an increase of 5 percent compared with net sales of $565.7 million in 1996. In the first half of 1997, net sales rose to $1,140 million, which was an improvement of 4 percent from 1996's net sales of $1,094.4 million. Improvements in the second quarter were seen at all operating groups except Florida Tile. For the first half of 1997, sales increased at all operating units. Excluding sales of Hartco Flooring, which was sold in the second quarter of 1996, and the effect of foreign exchange rates, sales rose 10 percent for both the second quarter and first half of 1997.

Income from continuing operations improved significantly to $28.3 million, or 43 cents per share, in 1997 from a loss of $17.3 million, or 27 cents per share, in 1996. The increase reflects the loss on the sale of the company's Hartco subsidiary last year. Absent that loss, income from continuing operations rose 33 percent or 10 cents per share. Substantial improvement in profitability at Wilsonart, Precor and Florida Tile, coupled with continued strength at the Food Equipment Group, along with lower net interest expense and corporate overhead, more than offset a decline at West Bend. For the first half of 1997, income from continuing operations of $49.1 million or 75 cents per share was significantly above last year's loss of $5.5 million or 9 cents per share due to the loss on the sale of Hartco. Excluding that loss, income from continuing operations rose 48 percent or 23 cents per share. The higher income from continuing operations is being driven by large improvements in profitability at Wilsonart, Precor and Florida Tile, along with lower corporate and interest expenses, which offset lower results at West Bend.


Costs and Expenses

Cost of products sold as a percentage of net sales was 62.4 percent for the second quarter of 1997 compared with 64.3 percent for the second quarter of 1996. For the first half, the rates in 1997 and 1996 were 62.6 percent and 64.4 percent, respectively. The decline for both periods was due to improved mix and higher production volume at Precor, lower costs for Wilsonart's new flooring product and improved manufacturing efficiencies at Florida Tile. In addition, the absence of the provision taken in 1996 to close two operating plants at the U.S. operations of the Food Equipment Group, along with lower sales discounts and higher production levels in Europe, positively affected the ratio. Delivery, sales and administrative expenses as a percentage of sales were 29.6 percent and 30.2 percent for the second quarter and first half of 1997, respectively, compared with the 1996 ratios of 29.0 percent and 29.9 percent, respectively. The increase in the quarter is due to higher warehousing and marketing costs at Florida Tile.


Tax Rate

The effective tax rate was 39.0 percent for the second quarter of 1997 compared with a tax provision on a pretax loss for the same period in 1996, and 38.9 percent for the year ended December 28, 1996. For the first half of 1997, the effective tax rate was
39.2 percent versus 150.5 percent for the first half of 1996.
The higher rate in both the second quarter and first half of 1996 reflects the company's potential inability to realize the full tax benefit associated with the loss on the sale of Hartco. Excluding the Hartco loss, the quarter and six month tax rate for 1996 would have been 38.8 percent and 38.5 percent, respectively. The higher six- month 1997 rate when compared with the same period last year is a result of the impact of higher foreign income taxes.


Net Interest Expense

Interest expense, net of interest income, was $1.1 million in the second quarter of 1997 versus $3.4 million in the second quarter of 1996. For the first half of 1997, net interest expense was $.8 million versus $8.9 million in 1996. In 1996, net interest expense reflected interest accrued and earned on all of Premark's borrowings and invested cash, excluding amounts that were owed or held by Tupperware, respectively. The decrease in interest expense in both periods in 1997 was due to the special dividend paid to Premark by Tupperware on May 24, 1996, as described in
Note 3 to the condensed consolidated financial statements, which was used to substantially reduce Premark's outstanding debt, cash received from the sale of Hartco, as well as less debt required to finance working capital needs.


Segment Results

Food Equipment Group

Net sales for the second quarter of 1997 were $329.3 million, an increase of 7 percent from $308.2 million in 1996. Excluding the negative impact of a stronger U.S. dollar, sales for the group rose 9 percent. For the first half, net sales improved 3 percent from $601.3 million in 1996 to $619.1 million in 1997. Excluding exchange rate impacts, sales for the first half of 1997 rose 5 percent. For both periods, sales growth was driven by improvements in all sectors on a local currency basis, along with the effect of the acquisition of Eurotec. International operations accounted for 42 percent of segment sales in both the second quarter and first half of 1997.

For the second quarter, segment profit of $20.6 million was 12 percent higher than 1996's $18.4 million. Improvements in the U.S. and Europe, as well as the inclusion of Eurotec, more than offset a decline in other international operations. For the first half, segment profit rose slightly to $31.4 million from $31.1 million in 1996. Improvements in Europe, along with the inclusion of Eurotec, were offset by a substantial decline in other international operations. International operations accounted for 20 percent and 14 percent of segment profit for the second quarter and first half, respectively.

U.S. sales rose 4 percent to $190.1 million for the second quarter as a result of increased demand for weighing, wrapping and cooking equipment, improvements in both the food retail and foodservice markets, higher service revenues and nominal price increases. Segment profit of $16.6 million rose 12 percent from the second quarter of 1996 due to a $3.3 million provision to close two operating plants last year. Absent that provision in 1996, profits declined as a result of the lingering effects of manufacturing realignments as well as higher new product development investment. For the first half, sales increased 2 percent to $361.9 million reflecting higher service revenues and growth in the food retail and cooking equipment businesses. Segment profit, however, declined 2 percent to $27.0 million as a result of manufacturing inefficiencies, lower production volume, and spending on future products and technologies.

European sales were $112.6 million and $207.7 million for the second quarter and first half of 1997, up 11 percent and 3 percent, respectively, despite the unfavorable effect of foreign exchange, as a result of the inclusion of Eurotec. Excluding Eurotec and foreign exchange rate impacts, sales rose 4 percent and 3 percent for the second quarter and first six months of 1997, respectively. Segment profit for the sector rose significantly to $3.9 million in the second quarter of 1997. For the first six months of 1997, segment profit of $3.9 million was a substantial improvement over a small loss last year. The improvement for both periods was due to higher local currency sales, inclusion of Eurotec and favorable manufacturing variances. In the second quarter of 1997, a $1.7 million provision for manufacturing realignments was made. For the first six months of 1997, a $4.1 million provision for organizational changes and manufacturing realignments was taken, versus a $1.9 million expense in 1996 for reductions in force.

Sales of the other international operations grew by $2.7 million or 11 percent and $4.2 million or 9 percent for the second quarter and first half of 1997, respectively. For both periods, growth in most markets, especially Hong Kong and Australia, more than offset a slight decline in Canada. Segment profit for both periods fell substantially from last year, caused by a $2.0 million provision for manufacturing restructuring. The first half of 1997 was also adversely impacted by startup costs in new markets and an inventory adjustment in Australia in the first quarter.

Decorative Products

Net sales were $201.2 million for the second quarter of 1997, a decline of nearly 2 percent compared with $204.4 million in the same period in 1996. For the first half, sales grew less than 1 percent from $380.6 million to $383.1 million in 1997. Excluding the 1996 impact of Hartco sales, sales rose 10 percent and 13 percent for the second quarter and first half, respectively. For the second quarter, a segment profit of $25.2 million was reported, versus a loss last year of $22.3 million. For the first half of 1997, segment profit was $43.5 million versus a loss last year of $10.0 million. The segment loss for both periods of 1996 was a result of the pretax loss on the sale of the company's Hartco subsidiary of $43.1 million. Excluding the loss, segment profit would have been $20.8 million and $33.2 million for the second quarter and six months of 1996, respectively.

Wilsonart reported record sales and profit for both the second quarter and first six months of 1997. Sales increased 14 percent for the quarter and 15 percent for the first half, reflecting higher volume, improved pricing and growth related to the laminate flooring products. Segment profit rose 21 percent for both periods on higher volume, improved pricing and, for the six month period, lower manufacturing costs, which more than offset higher marketing expenses associated with new product introductions.

Florida Tile's sales declined 5 percent for the second quarter, due to lower private label volume as well as competitive pricing pressures. However, segment profit rose significantly as a result of improvements in manufacturing efficiencies. For the first six months of 1997, sales improved 3 percent in spite of competitive pricing pressures, because of higher volume. Segment profit increased substantially from a breakeven position last year on the strength of the higher volume and improvement in manufacturing efficiencies.

Consumer Products

Net sales were $63.9 million for the second quarter of 1997, an increase of 20 percent compared with $53.1 million in 1996. For the first half, sales rose almost 23 percent from $112.5 million to $137.8 million in 1997. Segment profit for the second quarter rose 24 percent from $3.6 million to $4.5 million. For the first half, segment profit rose to $12.5 million from $7.7 million last year.

For the quarter, West Bend sales rose 5 percent from 1996. Housewares sales reached a new record on higher volume in bread makers, drip coffeemakers and stand mixers, despite competitive pricing pressures. Direct-to-the-home cookware sales fell significantly due to declines in most categories. For the first six months, sales rose 11 percent on a large increase at Housewares and a slight improvement in the cookware sector. Segment profit for both periods declined substantially from 1996 as the higher volume and improved operating expenses were more than offset by lower pricing at Housewares and manufacturing inefficiencies in the cookware sector.

Precor's sales grew to record levels for both the second quarter and first half of 1997, increasing 69 percent and 50 percent, respectively, with a major part of the increase being attributed to volume improvement in the commercial sector. The elliptical cross trainer and treadmills both showed strong growth. The unit's segment profit improved significantly in both periods as a result of the higher volume and improved mix.


Financial Condition

Under the Distribution Agreement, Premark received a special dividend of $284.9 million on May 24, 1996, which was used to substantially reduce the company's outstanding debt. On June 28, 1996, the company completed the sale of its Hartco subsidiary for $35.8 million and assumption of debt.

Net cash provided by operating activities in the first half of 1997 was $73.2 million compared with $37.4 million in the first half of 1996. Higher cash generation in 1997 primarily reflects an increase in income from continuing operations, a further decrease in accounts receivable balances as well as a decrease in accounts payable and accrued liability balances in 1997 versus an increase in 1996. Partially offsetting these items were a further increase in inventories, compared with last year, driven by Florida Tile and Wilsonart.

Net cash provided by investing activities in 1997 was $23.6 million versus cash used in investing activities of $5.5 million in 1996. The improvement year to year was due to the sale of short-term investments in 1997 of $84.3 million, offset in part by the acquisition of Eurotec for $20.1 million. In 1996, the company received $35.8 million on the sale of the company's Hartco subsidiary. Capital expenditures decreased somewhat between years, from $43.8 million in 1996 to $38.4 million in 1997.

Net cash used in financing activities was $34.9 for the first half of 1997 versus cash provided of $144.4 million in 1996. The variation between years is primarily due to a significant part of the company's short term debt being repaid in 1996 using the cash received from the special dividend from Tupperware.

The total debt-to-capital ratio at the end of the second quarter of 1997 was 12.3 percent, compared with 13.8 percent at the end of the second quarter of 1996, and 12.0 percent as of December 28, 1996. The lower ratio as of June 28, 1997, compared with last year's second quarter was a result of the effect of a higher equity base on the ratio.

Working capital as of June 28, 1997 decreased by $35.5 million from December 28, 1996. The largest changes among the components of working capital were a decrease in accounts and notes receivable and an increase in accounts payable offset by higher net inventories. The net decrease in cash and cash equivalents and short-term investments from the end of the year reflects, in part, the cash paid to acquire Eurotec.

As of June 28, 1997, unused lines of credit were approximately
$507.1 million, including $250 million under a revolving credit agreement that expires in May, 2001. Future cash flows, lines of credit, and other short-term financing are expected to be adequate to fund operating and investing activities.

In August, 1996, the company announced it would repurchase 6 million of its shares, with volume and timing to depend on market conditions. Purchases will be made in the open market or through other transactions and will be financed through available cash, cash flow from operations or issuance of additional debt. Under this plan, through June 28, 1997, and August 4, 1997, respectively, the company has repurchased 997,500 shares and 1,007,500 shares at an average cost of $23 per share for both periods.

The company's previous stock repurchase plan, announced in August, 1995, was terminated prior to June 29, 1996. Under that plan, the company had repurchased 588,000 shares at an average cost of $51 per share.

In early April, 1997, the company acquired certain assets and liabilities of Eurotec for approximately $20 million in cash and the assumption of $17 million in debt. As of June 28, 1997, the majority of this debt has been repaid. Funds used to purchase Eurotec came from available cash.

                              PART II

                        OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

The 1997 annual meeting of shareholders of the Registrant occurred on May 7, 1997. The following matters were voted upon at the meeting: the election as a director of the Registrant of each of Harry W. Bowman, W. James Farrell, Richard S. Friedland, David R. Parker and James M. Ringler, and the ratification of the appointment of Ernst & Young LLP as independent auditors of the Registrant.

The results of the voting were as follows:

                                   Votes
                      Votes        Against/                Broker
Matter Voted          For          Withheld*   Abstained   Non-Votes

Election of
Harry W. Bowman       50,991,478   6,707,815      N/A           0

Election of
W. James Farrell      51,022,994   6,676,299      N/A           0

Election of
Richard S. Friedland  50,992,958   6,706,335      N/A           0

Election of
David R. Parker       51,026,414   6,672,879      N/A           0

Election of
James M. Ringler      51,026,930   6,672,363      N/A           0

Approval of
Ernst & Young         57,370,647     102,569    266,077         0


*Numbers shown for Director elections are votes withheld. For the other matter voted upon, numbers shown are votes against.

In addition to the directors elected at the meeting, the directors of the Registrant whose terms of office continued after the meeting are: Warren L. Batts, Ruth M. Davis, Lloyd C.
Elam, John B. McKinnon and Janice D. Stoney.


Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits (numbered in accordance with Item 601 of
         Regulation S-K)

         (11) A statement of computation of per share earnings is filed as an exhibit to this Report.

         (27) A Financial Data Schedule for the second quarter of 1997 is filed as an exhibit to this Report.

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




Deerfield, Illinois
August 7, 1997

                      EXHIBIT INDEX


Exhibit No.              Description

(11)           A statement of the computation
               of per share earnings is filed
               as an exhibit to this Report.

(27)           A Financial Data Schedule for
               the second quarter of 1997 is
               filed as an exhibit to this
               Report.