Form 10-Q
period 1997-09-27
PREMARK INTERNATIONAL INC
filed 1997-11-07
CIK 800575

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549
                             FORM 10-Q

(Mark One)

   [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

                For the 39 weeks ended September 27, 1997


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

As of October 31, 1997, 62,007,301 shares of the Common Stock,
$1.00 par value, of the Registrant were outstanding.

                            PART I
                     FINANCIAL INFORMATION

Item 1. Financial Statements

    a)  Financial Statements of Registrant

                                                           Page
        Index                                             Number

        Condensed Consolidated Statement of Income
        (Unaudited) for the 13 week periods ended
        September 27, 1997 and September 28, 1996........    2

        Condensed Consolidated Statement of Income
        (Unaudited) for the 39 week periods ended
        September 27, 1997 and September 28, 1996........    3

        Condensed Consolidated Balance Sheet
        as of September 27, 1997 (Unaudited) and
        December 28, 1996................................    4

        Condensed Consolidated Statement of Cash Flows
        (Unaudited) for the 39 week periods ended
        September 27, 1997 and September 28, 1996........    6

        Notes to Condensed Consolidated
        Financial Statements (Unaudited).................    7

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

                  PREMARK INTERNATIONAL, INC.
          CONDENSED CONSOLIDATED STATEMENT OF INCOME
                           (Unaudited)

                                                13 Weeks Ended
                                             --------------------
                                             Sept. 27,  Sept. 28,
                                               1997       1996
(In millions, except per share data)         ---------  ---------

Net sales..................................  $  601.4   $  563.2
                                             ---------  ---------

Costs and expenses:
  Cost of products sold....................     376.4      353.0
  Delivery, sales, and
    administrative expense.................     169.6      161.4
  Interest expense.........................       2.9        2.9
  Interest income..........................      (1.1)      (2.1)
  Other income, net........................      (0.4)      (1.8)
                                             ---------  ---------
     Total costs and expenses..............     547.4      513.4
                                             ---------  ---------

Income before income taxes.................      54.0       49.8
Provision for income taxes.................      20.1       19.6
                                             ---------  ---------

Net income.................................      33.9       30.2

Retained earnings, beginning of period.....     718.8      652.1
Cash dividends declared....................      (5.6)      (5.0)
Cost of treasury stock issued
  in excess of option exercise prices......      (8.3)      (4.0)
                                             ---------  ---------

Retained earnings, end of period...........  $  738.8   $  673.3
                                             =========  =========

Net income per common and
  common equivalent share..................  $   0.52   $   0.46
                                             =========  =========

Average number of common and common
  equivalent shares outstanding............      65.5       66.1
                                             =========  =========

Dividends declared per common share........  $   0.09   $   0.08
                                             =========  =========

See accompanying Notes to Condensed Consolidated Financial
Statements (Unaudited).

                  PREMARK INTERNATIONAL, INC.
           CONDENSED CONSOLIDATED STATEMENT OF INCOME
                           (Unaudited)

                                                39 Weeks Ended
                                             --------------------
                                             Sept. 27,  Sept. 28,
                                               1997       1996
(In millions, except per share data)         ---------  ---------

Net sales..................................  $1,741.4   $1,657.6
                                             ---------  ---------

Costs and expenses:
  Cost of products sold....................   1,089.8    1,057.6
  Delivery, sales, and
    administrative expense.................     514.1      488.8
  Interest expense.........................       8.9       13.2
  Interest income..........................      (6.3)      (3.5)
  Loss on disposition of business..........       -         43.1
  Other expense (income), net..............       0.1       (2.2)
                                             ---------  ---------
     Total costs and expenses..............   1,606.6    1,597.0
                                             ---------  ---------

Income before income taxes.................     134.8       60.6
Provision for income taxes.................      51.8       35.9
                                             ---------  ---------

Income from continuing operations..........      83.0       24.7
Income from discontinued operations........       -         62.2
                                             ---------  ---------

Net income.................................      83.0       86.9

Retained earnings, beginning of period.....     688.2      735.7
Cash dividends declared....................     (16.2)     (40.2)
Cost of treasury stock issued
  in excess of option exercise prices......     (16.2)     (23.0)
Distribution of Tupperware Corporation
  to shareholders..........................       -        (86.1)
                                             ---------  ---------

Retained earnings, end of period...........  $  738.8   $  673.3
                                             =========  =========

Income per common and
  common equivalent share:
    Continuing operations..................  $   1.27   $   0.38
    Discontinued operations................        -        0.97
                                             ---------  ---------
Net income per common and
  common equivalent share..................  $   1.27   $   1.35
                                             =========  =========

Average number of common and common
  equivalent shares outstanding............      65.5       64.4
                                             =========  =========
Dividends declared per common share........  $   0.26   $   0.65
                                             =========  =========

See accompanying Notes to Condensed Consolidated Financial
Statements (Unaudited).

                   PREMARK INTERNATIONAL, INC.
              CONDENSED CONSOLIDATED BALANCE SHEET
                             ASSETS

                                           Sept. 27,
                                              1997    December 28,
                                          (Unaudited)     1996
(In millions)                              ---------   ---------

Cash and cash equivalents................  $  189.7    $  130.2
Short-term investments...................       -          84.3

Accounts and notes receivable............     412.0       402.8
  Less allowances for
    doubtful accounts....................     (18.9)      (18.4)
                                           ---------   ---------
                                              393.1       384.4

Inventories..............................     399.7       333.1
Recoverable income taxes.................       -          10.8
Deferred income tax benefits.............      66.4        67.4
Prepaid expenses.........................      39.1        43.8
                                           ---------   ---------
    Total current assets.................   1,088.0     1,054.0
                                           ---------   ---------

Property, plant, and equipment...........     980.3       940.9
  Less accumulated depreciation..........    (552.4)     (524.5)
                                           ---------   ---------
                                              427.9       416.4

Intangibles, net of accumulated
  amortization...........................     132.1       106.8
Other assets.............................      72.8        83.6
                                           ---------   ---------
    Total assets.........................  $1,720.8    $1,660.8
                                           =========   =========

See accompanying Notes to Condensed Consolidated Financial
Statements (Unaudited).

                  PREMARK INTERNATIONAL, INC.
              CONDENSED CONSOLIDATED BALANCE SHEET
              LIABILITIES AND SHAREHOLDERS' EQUITY

                                           Sept. 27,
                                              1997    December 28,
                                          (Unaudited)     1996
(In millions)                              ---------   ---------

Accounts payable.........................  $  122.5    $  105.7
Short-term borrowings and current
  portion of long-term debt..............       9.1         3.5
Accrued liabilities......................     368.3       350.4
                                           ---------   ---------
    Total current liabilities............     499.9       459.6
                                           ---------   ---------

Long-term debt...........................     112.5       115.9
Accrued postretirement benefit cost......     124.4       120.8
Other liabilities........................      73.4        88.6

Shareholders' equity:
  Preferred stock, $1.00 par value,
    authorized 50,000,000 shares;
    issued -- none.......................       -           -
  Series A Junior Participating
    Preferred stock, $1.00 par value,
    authorized 1,000,000 shares;
    issued - none........................       -           -
  Common stock, $1.00 par value,
    authorized 200,000,000 shares;
    issued -- 69,003,840 shares..........      69.0        69.0
Capital surplus..........................     349.3       342.7
Retained earnings........................     738.8       688.2
Treasury stock, 6,739,657 shares at
 September 27, 1997 and 6,276,776 shares
  at December 28, 1996, at cost..........    (223.0)     (211.4)
Unearned portion of restricted
  stock issued for future service........      (1.8)       (2.3)
Cumulative foreign currency adjustments..     (21.7)      (10.3)
                                           ---------   ---------
    Total shareholders' equity...........     910.6       875.9
                                           ---------   ---------
    Total liabilities and
      shareholders' equity...............  $1,720.8    $1,660.8
                                           =========   =========

See accompanying Notes to Condensed Consolidated Financial
Statements (Unaudited).

                  PREMARK INTERNATIONAL, INC.
         CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Unaudited)

                                                39 Weeks Ended
                                             --------------------
                                             Sept. 27,  Sept. 28,
                                               1997       1996
(In millions)                                ---------  ---------

Cash flows from operating activities:
  Net income............................     $   83.0   $   86.9
  Adjustments to reconcile net income
    to net cash provided by
    operating activities from
    continuing operations:
      Income from discontinued
        operations......................          -        (62.2)
      Loss on disposition of business...          -         38.6
      Depreciation and amortization.....         49.1       51.6
  Changes in assets and liabilities:
      Accounts and notes receivable.....         (5.1)       8.4
      Inventory.........................        (63.2)     (18.4)
      Accounts payable
        and accrued liabilities.........         18.6      (21.2)
      Current income taxes..............         22.5       10.0
      Deferred income taxes.............         (1.0)       8.7
      Prepaid expenses..................         (0.7)       9.0
      Other.............................         10.8      (23.2)
                                              --------   --------
    Net cash provided by
        operating activities from
        continuing operations...........        114.0       88.2
                                              --------   --------

Cash flows from investing activities:
  Capital expenditures..................        (57.6)     (58.2)
  Net sales of short-term investments...         84.3        -
  Business (acquisitions) disposition...        (24.2)      35.3
  Other.................................          1.1        5.2
                                              --------   --------
    Net cash provided by (used in)
        investing activities from
        continuing operations...........          3.6      (17.7)
                                              --------   --------

Cash flows from financing activities:
  Net decrease in, and repayment of,
    short-term borrowings...............        (13.0)    (113.6)
  Proceeds from long-term debt..........          -          5.0
  Repayment of long-term debt...........         (0.5)      (0.8)
  Dividend paid by Tupperware...........          -        284.9
  Proceeds from exercise of
    stock options.......................          5.4       15.4
  Purchase of treasury stock............        (31.7)      (8.8)
  Payment of dividends..................        (15.7)     (51.8)
                                              --------   --------
    Net cash (used in) provided by
        financing activities from
        continuing operations...........        (55.5)     130.3
                                              --------   --------

Effect of exchange rate changes on
  cash and cash equivalents.............         (2.6)      (0.6)
                                              --------   --------
Net cash used in
  discontinued operations...............          -        (36.1)
                                              --------   --------
Net increase in cash
  and cash equivalents..................      $  59.5    $ 164.1
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


Note 2:  Inventories

Inventories, by component, are summarized as follows (in millions):


                                   September 27,  December 28,
                                       1997          1996
                                     --------      --------
Finished goods..................     $ 218.8       $ 163.7
Work in process.................        22.4          26.2
Raw materials and supplies......       158.5         143.2
                                     --------      --------
     Total inventories               $ 399.7       $ 333.1
                                     ========      ========


Note 3:   Pro Rata Distribution of Tupperware Stock

On November 1, 1995, the company's board of directors authorized management to establish its Tupperware subsidiary as an independent company through a stock distribution to Premark shareholders. The distribution was effected on May 31, 1996.

Under the Distribution Agreement, on May 24, 1996, Premark received a special dividend of $284.9 million. It is assumed that if the distribution had occurred at the beginning of 1996, the company would not have incurred any short-term borrowings during the first half of 1996. Consequently, on a pro forma basis, interest expense would have been $9.8 million for the first nine months of 1996.


Note 4:  Sale of Hartco

On June 28, 1996, the company completed the sale of the stock of its Hartco Flooring subsidiary to Triangle Pacific Corporation for $35.8 million in cash plus the assumption of debt. A pretax loss of $43.1 million ($38.6 million after tax) is reflected in 1996's year-to-date reported results of the Decorative Products Group.


Note 5:  New Accounting Standard

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," which is required to be adopted by the company on December 27, 1997. At that time, the company will be required to change the method currently used to compute earnings per share and to restate all prior periods.
Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The following table illustrates what basic and diluted earnings per share for the third quarter and first nine months of 1997 and 1996 will be upon adoption of the new Standard.

                                   Basic        Diluted
                                   Earnings     Earnings
                                   per Share    per Share
                                   ---------    ---------

1997:
Third quarter ended
  September 27, 1997                 $ 0.54       $ 0.52

Nine months ended
  September 27, 1997                 $ 1.33       $ 1.27

1996:
Third quarter ended
  September 28, 1996                 $ 0.49       $ 0.47

Nine months ended
  September 28, 1996 --
  Income from
    Continuing Operations            $ 0.40       $ 0.39
  Net Income                         $ 1.40       $ 1.37


Note 6:  Acquisitions

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

On September 30, 1997, the company acquired the stock of Baxter
Manufacturing Company for $50 million in cash. Baxter is a manufacturer of commercial baking equipment. Its results will be included within the Food Equipment Group.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

The following is a discussion of the results of operations for the 13 weeks and 39 weeks ended September 27, 1997, compared with the 13 weeks and 39 weeks ended September 28, 1996, and changes in financial condition during the 39 weeks ended September 27, 1997.

Overall

In late 1995, the company's board of directors authorized management to proceed with a plan to establish Tupperware as an independent company through a stock distribution to Premark's shareholders. The distribution was effected on May 31, 1996. Tupperware has been reported as a discontinued operation in these financial statements.

Net Sales and Income from Continuing Operations

Net sales for the third quarter of 1997 were $601.4 million, an increase of nearly 7 percent compared with net sales of $563.2 million in 1996. In the first nine months of 1997, net sales rose to $1,741.4 million, which was an improvement of 5 percent from 1996's net sales of $1,657.6 million. Improvements in the third quarter were seen at Wilsonart, the Food Equipment Group and Precor. For the first nine months of 1997, sales increased at all operating units except Florida Tile, which was essentially flat. Excluding the effect of foreign exchange rates and, for the year-to-date period, sales of Hartco Flooring, which was sold in the second quarter of 1996, sales increased 9 percent for both the third quarter and the first nine months of 1997.

Net income increased 12 percent to $33.9 million, or 52 cents per share, in 1997 from $30.2 million, or 46 cents per share, in 1996. Substantial improvement in profitability at Wilsonart and Precor, coupled with continued strength at the Food Equipment Group more than offset declines at Florida Tile and West Bend. For the first nine months of 1997, income from continuing operations of $83.0 million, or $1.27 per share, was significantly above last year's results of $24.7 million, or 38 cents per share, due to the loss last year on the sale of Hartco. Excluding that loss, income from continuing operations rose 31 percent, or 29 cents per share. The higher income from continuing operations was a result of continued improvements in profitability at Wilsonart and Precor, along with lower corporate and interest expenses, which offset lower results at West Bend.

Costs and Expenses

Cost of products sold as a percentage of net sales was 62.6 percent for the third quarter of 1997 compared with 62.7 percent for the third quarter of 1996. For the first nine months, the rates in 1997 and 1996 were 62.6 percent and 63.8 percent, respectively. In the quarter, higher yields and volume for both laminate and flooring products at Wilsonart coupled with improved mix and higher production volume at Precor were offset by lower production volumes at both Florida Tile and West Bend. The improvement for the first nine months was due to improved mix and higher production volume at Precor, lower costs for Wilsonart's flooring product, the absence of the provision taken in the second quarter of 1996 to close two operating plants at the U.S. operations of the Food Equipment Group, and higher production levels in Europe.

Delivery, sales, and administrative expenses as a percentage of sales were 28.2 percent and 29.5 percent for the third quarter and first nine months of 1997, respectively, comparable with the 1996 ratios of 28.7 percent and 29.5 percent, respectively.

Tax Rate

The effective tax rate was 37.2 percent for the third quarter of 1997 compared with a tax rate of 39.3 percent for the same period in 1996, and 38.9 percent for the year ended December 28, 1996. For the first nine months of 1997, the effective tax rate was 38.4 percent versus 59.1 percent for the first nine months of 1996.
The higher rate in the first nine months of 1996 reflects the company's potential inability to realize the full tax benefit associated with the loss on the sale of Hartco. Excluding the Hartco loss, the nine month tax rate for 1996 would have been 38.9 percent. The lower rate in 1997 for both the quarter and nine months when compared with the same periods last year is the result of slightly lower taxes on foreign earnings.

Net Interest Expense

Interest expense, net of interest income, was $1.8 million in the third quarter of 1997 versus $0.8 million in the third quarter of 1996. The increase in net interest expense for the period is due to a change in the investment vehicles that have been chosen for cash, as a result of which less cash is being invested in interest bearing instruments. The majority of income on cash investments is included in other income. For the first nine months of 1997, net interest expense was $2.6 million versus $9.7 million in 1996. In 1996, net interest expense reflected interest accrued and earned on all of Premark's borrowings and invested cash, excluding amounts that were owed or held by Tupperware, respectively. The decrease in net interest expense was due to the special dividend paid to Premark by Tupperware on May 24, 1996, as described in
Note 3 to the condensed consolidated financial statements, which was used to substantially reduce Premark's outstanding debt, cash received from the sale of Hartco, as well as less debt required to finance working capital needs.


Segment Results

Food Equipment Group
Net sales for the third quarter of 1997 were $323.5 million, an increase of 3 percent from $315.3 million in 1996. Excluding the negative impact of a stronger U.S. dollar, sales for the group grew 7 percent. For the first nine months, net sales improved 3 percent from $916.6 million in 1996 to $942.6 million in 1997. Excluding exchange rate impacts, sales for the first nine months of 1997 rose 6 percent. For both periods, sales growth reflected improvements in the international sectors on a local currency basis, as well as the effect of the acquisition of Eurotec. In addition, the year-to-date period includes growth in the U.S. sector. International operations accounted for 42 percent of segment sales in both the third quarter and first nine months of 1997.

For the third quarter, segment profit of $27.7 million was 12 percent higher than 1996's $24.8 million. Improvements in the international operations, as well as the inclusion of Eurotec, more than offset a slight decline in the U.S. For the first nine months, segment profit rose nearly 6 percent to $59.1 million from $55.9 million in 1996. Increases in Europe and the inclusion of Eurotec more than offset a substantial decline in non-European international operations and a slight drop in U.S. profits. International operations accounted for 31 percent and 22 percent of segment profit for the third quarter and first nine months, respectively.

U.S. sales were essentially flat at $189.2 million for the third quarter as increased demand for cooking and warewashing equipment and nominal price increases were offset by softness in the food retail market related to project deferrals and a back order situation in food machines due to plant moves. Segment profit of $19.2 million declined 2 percent from the third quarter of 1996 resulting from residual effects of manufacturing realignments as well as higher new product development investment. For the first nine months, sales increased 1 percent to $551.1 million, reflecting higher service revenues and increased demand for weighing, wrapping and cooking equipment. Segment profit, however, declined 2 percent to $46.2 million as a result of manufacturing inefficiencies, lower production volume, and spending on future products and technologies. Included in last year's results was a $3.3 million provision to close two operating plants.

Europe's sales were $104.5 million and $312.2 million for the third quarter and first nine months of 1997, up 2 percent and 3 percent, respectively, as a result of the inclusion of Eurotec and despite the unfavorable effect of foreign exchange. Excluding Eurotec and foreign exchange rate impacts, sales rose 6 percent and 4 percent for the third quarter and first nine months of 1997, respectively. Segment profit for the sector rose significantly to $6.0 million in the third quarter of 1997. For the first nine months of 1997, segment profit of $9.9 million was a substantial improvement over last year. The improvement in both periods was due to higher local currency sales, inclusion of Eurotec and favorable manufacturing variances. For the first nine months of 1997, a $4.1 million provision for organizational changes and manufacturing realignments was taken, versus a $1.9 million expense in 1996 for reductions in force.

Sales of the other international operations were $29.8 million and $79.3 million for the third quarter and first nine months of 1997, up 25 percent and 15 percent, respectively. For both periods, on a local currency basis, growth occurred in all markets, especially in Hong Kong, Mexico and Brazil. Segment profit for the third quarter rose 25 percent to $2.5 million on the strength of the increased volume. On a year-to-date basis, segment profit declined substantially to $3.0 million, caused by a second quarter $2.0 million provision for closing of the Australian plant.
Profit was also adversely impacted in 1997 by startup costs in new markets and an inventory adjustment in Australia in the first quarter.

Decorative Products Group
Net sales were $206.3 million for the third quarter of 1997, a growth of nearly 16 percent compared with $178.6 million in the same period in 1996. For the first nine months, sales grew more than 5 percent from $559.2 million to $589.4 million in 1997. Excluding the 1996 impact of Hartco sales, sales rose nearly 14 percent for the first nine months. For the third quarter, a segment profit of $23.9 million was reported versus $20.5 million last year. For the first nine months of 1997, segment profit was $67.4 million versus $10.6 million in 1996. The large improvement in the year-to-date results was the result of the $43.1 million pretax loss on the sale of the company's Hartco subsidiary in 1996. Excluding the loss, segment profit would have been $53.7 million for the first nine months of 1996.

Wilsonart reported record sales and profit for both the third quarter and first nine months of 1997. Sales increased 22 percent for the quarter and 18 percent for the first nine months, reflecting higher laminate volume, increased sales of laminate flooring products, and, for the year-to-date comparison, improved pricing. Segment profit rose 41 percent and 28 percent for the third quarter and first nine months, respectively, on higher volume, lower manufacturing costs, and, for the first nine months, improved pricing, which more than offset higher marketing expenses associated with new product introductions as well as costs to expand internationally.

Florida Tile's sales declined 8 percent for the third quarter, as a result of competitive pricing pressures and lower volume. A segment loss was incurred versus a profit last year, as a result of lower sales and production volumes. For the first nine months of 1997, sales declined 1 percent, reflective of higher volumes in the earlier part of the year. Segment profit increased from 1996 due to improvement in manufacturing efficiencies during the first half of the year.

Consumer Products Group
Net sales were $71.6 million for the third quarter of 1997, an increase of 3 percent compared with $69.3 million in 1996. For the first nine months, sales rose 15 percent from $181.8 million to $209.4 million in 1997. Segment profit for the third quarter declined 14 percent from $8.2 million to $7.0 million. For the first nine months, segment profit rose to $19.5 million from $15.9 million last year.

For the quarter, West Bend sales declined 8 percent from 1996. Despite strong volumes in breadmakers, drip coffee makers and stand mixers, Housewares sales dropped slightly due to competitive pricing pressures and lower volumes on other products. Direct-to-the-home cookware sales fell significantly due to declines in most categories. For the first nine months, sales rose 3 percent as a good increase at Housewares was offset by a shortfall in the cookware sector. Segment profit for both periods decreased substantially from 1996. For the quarter, lower sales volume in the cookware sector coupled with lower pricing at Housewares and lower production levels overall caused the segment profit decline. For the year-to-date period, higher volume and lower operating expenses at Housewares were more than offset by lower Housewares pricing and lower sales and production volumes in the cookware sector.

Precor's sales grew to record levels for both the third quarter and first nine months of 1997, increasing 43 percent and 48 percent, respectively, with a major part of the increase being attributed to volume improvements in the commercial sector. The elliptical cross trainer and, for the year-to-date period, treadmills showed strong growth. The unit's segment profit improved significantly in both periods as a result of the higher volume and improved mix.


Financial Condition of Premark

Under the Distribution Agreement, Premark received a special dividend of $284.9 million on May 24, 1996, which was used to substantially reduce the company's outstanding debt. On June 28, 1996, the company completed the sale of its Hartco subsidiary for $35.8 million and assumption of debt.

Net cash provided by operating activities in the first nine months of 1997 was $114.0 million compared with $88.2 million in the first nine months of 1996. Higher cash generation in 1997 primarily reflects an increase in income from continuing operations as well as an increase in accounts payable and accrued liability balances in 1997 versus a decrease in 1996. Partially offsetting these items was a further increase in inventories, compared with last year, primarily at Florida Tile and Wilsonart.

Net cash provided by investing activities in 1997 was $3.6 million versus cash used in investing activities of $17.7 million in 1996. Improvement year to year was due to the sale of short-term investments in 1997 of $84.3 million, offset in part by the acquisition of Eurotec for $20.0 million. In 1996, the company received $35.8 million on the sale of Hartco. Capital expenditures decreased slightly between years, from $58.2 million in 1996 to $57.6 million in 1997.

Net cash used in financing activities was $55.5 million for the first nine months of 1997 versus cash provided of $130.3 million in 1996. The variation between years is primarily due to a significant part of the company's short-term debt being repaid in 1996 using the cash received from the special dividend from Tupperware.

The total debt-to-capital ratio at the end of the third quarter of 1997 was 11.8 percent, compared with 13.9 percent at the end of the third quarter of 1996, and 12.0 percent as of December 28, 1996. The lower ratio as of September 27, 1997, compared with last year's third quarter was the result of both lower short-term debt as well as the effect of a higher equity base on the ratio.

Working capital as of September 27, 1997 decreased by $6.3 million from December 28, 1996. The largest changes among the components of working capital were an increase in accounts payable and accrued liabilities, offset by higher net inventories. The net decrease in cash and cash equivalents and short-term investments from the end of the year reflects, in part, the cash paid to acquire Eurotec and the share repurchase program.

In October 1997, the company amended its $250 million revolving credit agreement with a group of nine banks, changing the maturity date from May 2001 to October 2002. As of September 27, 1997, unused lines of credit were approximately $504.2 million, including $250 million under the revolving credit agreement. Future cash flows, lines of credit, and other short-term financing are expected to be adequate to fund operating and investing activities.

In August, 1996, the company announced it would repurchase 6 million of its shares, with volume and timing to depend on market conditions. Purchases will be made in the open market or through other transactions and will be financed through available cash, cash flow from operations or issuance of additional debt. Under this plan, through September 27, 1997, and October 31, 1997, respectively, the company has repurchased 1,432,500 shares and 1,942,200 shares at an average cost of $25 and $26 per share, respectively.

The company's previous stock repurchase plan, announced in August, 1995, was terminated prior to June 29, 1996. Under that plan, the company had repurchased 588,000 shares at an average cost of $51 per share.

In early April, 1997, the company acquired certain assets and liabilities of Eurotec for approximately $20 million in cash and the assumption of $17 million of debt. As of September 27, 1997, the majority of this debt has been repaid. On September 30, 1997, the company acquired the stock of Baxter Manufacturing Company for approximately $50 million in cash. Funds used to purchase both Eurotec and Baxter came from available cash.

                          PART II

                     OTHER INFORMATION


Item 5.  Other Information

On September 30, 1997, Warren L. Batts, Chairman of the Board, retired. On October 1, 1997, James M. Ringler, President and
Chief Executive Officer of the company, assumed the additional position of Chairman of the Board.


Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits (numbered in accordance with Item 601 of
         Regulation S-K)

         (11) A statement of computation of per share earnings is filed as an exhibit to this Report.

         (27) A Financial Data Schedule for the third quarter of 1997 is filed as an exhibit to this Report.

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




Deerfield, Illinois
November 6, 1997

                        EXHIBIT INDEX

Exhibit No.              Description

(11)           A statement of the computation
               of per share earnings is filed
               as an exhibit to this Report.

(27)           A Financial Data Schedule for
               the third fiscal quarter of 1997
               is filed as an exhibit to this
               Report.