Form 10-K
period 1997-12-27
PREMARK INTERNATIONAL INC
filed 1998-03-19
CIK 800575

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                               Form 10-K
(Mark One)

     X    Annual Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934

              For the fiscal year ended December 27, 1997

                                 OR

          Transition Report Pursuant to Section 13 or 15(d) of the
           Securities Exchange Act of 1934

          For the Transition period from ____to ____

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the Registrant's voting and non-voting common equity held by non-affiliates, based upon the closing price of Registrant's Common Stock on the New York Stock Exchange-Composite Transaction Listing on March 4, 1998 ($30.5625 per share): $1,884,641,055.

As of March 4, 1998, 61,971,700 shares of the Common Stock, $1.00 par value, of the Registrant were outstanding.

Documents Incorporated by Reference: Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held May 6, 1998, are incorporated by reference into Part III of this Report.

                              PART I

Item 1. Business

(a) General Development of Business
Premark International, Inc. (the "Registrant") is a multinational commercial and consumer products company. The Registrant is a Delaware corporation that was organized on August 29, 1986, in connection with the corporate reorganization of Kraft, Inc. ("Kraft"). On October 31, 1986, the Registrant became a publicly held company through the pro-rata distribution by Kraft to its shareholders of all the outstanding shares of common stock of the Registrant. On May 31, 1996, the Registrant distributed on a pro-rata basis to its shareholders all the stock of Tupperware Corporation ("Tupperware"), a direct seller of consumer products. On June 28, 1996, the Registrant sold all its stock in Hartco Flooring Company to Triangle Pacific Corp. The Registrant's principal operating subsidiaries are Hobart Corporation ("Hobart"); Wilsonart International, Inc. ("Wilsonart"); The West Bend Company ("West Bend"); Florida Tile Industries, Inc. ("Florida Tile"); and Precor Incorporated ("Precor"). Hobart, organized in Delaware in 1989, is a successor to a business originally incorporated in 1897. Hobart's predecessor was acquired in 1981 by a predecessor of the Registrant. Wilsonart and West Bend were organized in Delaware in 1988 as separate corporations owned directly by the Registrant, having been acquired as operating divisions by a predecessor of the Registrant in 1966 and 1968, respectively. Wilsonart changed its name from Ralph Wilson Plastics Company in 1995. Florida Tile, a Florida corporation organized in 1954, was acquired in 1990. Precor, a Delaware corporation, was organized as a Washington corporation in 1981, and was acquired in 1984 by a predecessor of the Registrant.

(b) Financial Information About Industry Segments
For certain financial information concerning the Registrant's business segments, see Note 11 ("Segments of the Business") of the Notes to the Consolidated Financial Statements of this Report.

(c) Narrative Description of Business
The Registrant conducts its business through its three business segments: the Food Equipment Group, the Decorative Products Group and the Consumer Products Group. All year-to-year comparisons have been restated to exclude Tupperware. A discussion of the three business segments follows.

FOOD EQUIPMENT GROUP

Principal Products, Markets and Distribution
The Food Equipment Group (the "Group") is composed primarily of Hobart Corporation and other subsidiaries of the Registrant engaged in the design, manufacture, distribution and service of commercial equipment for food preparation, cooking, baking, warewashing, weighing, wrapping and refrigeration. For the fiscal years 1997, 1996 and 1995, sales by the Group contributed approximately 53%, 55% and 56%, respectively, of the sales of the Registrant's businesses. Revenues from foreign operations constituted approximately 42% of the Group's 1997 sales.

     The Group's core products include warewashing equipment; food preparation machines, such as mixers, slicers, cutters, meat saws and grinders; weighing and wrapping equipment and related systems; baking and cooking equipment, such as ovens, ranges, fryers, griddles and broilers; and refrigeration equipment. Products are marketed under the trademarks Hobart, Stero, Vulcan-Hart, Wolf, Tasselli, Adamatic, Still, Foster, Inoxyform, Ungermann, Baxter, Somat, Wittco, Elettrobar, GBG, Sencotel, Colged and Promag. The Hobart brand represents about 72% of the Group's sales.

     Food equipment products are sold to the retail food industry, including supermarket chains, independent grocers, delicatessens, convenience and other food stores, and to the foodservice industry, including independent restaurants, restaurant chains, hospitals, healthcare facilities, correctional facilities, schools, bakeries, hotels, resorts and airlines.

     Food equipment products are distributed in more than 100 countries, either through company-owned operations or through dealers, agents and distributors. The Group is the only major food equipment manufacturer in the United States with its own nationwide service network for the markets in which it sells, providing not only an important source of income but also an important source for developing new sales. The Group also has a substantial company-owned service network outside the United States. The Group directly services its food machines, warewashers, weigh/wrap equipment and some cooking equipment, while authorized independent agents service refrigeration units and some cooking equipment. For financial information regarding service revenues, see Note 11 ("Segments of the Business") of this Report.

     Major new products introduced by the Group in the United States in 1997 included a mixer/grinder, the Hobart TurboWash washer, the Hobart FT-900 warewasher, the FlashBake oven and the Wolf A-30 gourmet range. New products through acquisitions include the Baxter line of commercial baking equipment in the United States, and Eurotec's line of warewashing equipment in Europe.

Raw Materials and Facilities
The Group uses stainless and carbon steel, aluminum and plastics in the manufacture of its products. These materials are readily available from several sources, and no difficulties have been experienced with respect to their availability. Overall, costs have decreased somewhat, as a result of a decrease in prices for stainless steel. In addition to manufacturing certain component parts, the Group also purchases many component parts, such as electrical and electronic components, castings, hardware, fasteners and bearings. Certain manufacturers use tooling provided by the Group for such components.

     The Group owns its headquarters building and a manufacturing complex consisting of two plants in Troy, Ohio. The Group operates 10 additional manufacturing plants in the United States, in California, Georgia, Kansas, Kentucky, Maryland, New Jersey, Ohio, Virginia and Washington; and a total of 16 manufacturing plants outside the United States, in Brazil, Canada, China, France, Germany, Italy, Spain and the United Kingdom. Most of these plants are owned. In 1997, two manufacturing plants in Troy, Ohio, and a plant in Australia were closed, and plants in Kentucky and China began operations. In 1997, the Group acquired certain assets and liabilities of Eurocatering SpA, a European manufacturer of warewash equipment, including plants in Italy and Spain. In 1997, the Group also acquired The Baxter Mfg. Co. Inc., a U.S. manufacturer of commercial baking equipment, with a plant in Washington. In early 1998, the Group acquired the assets of Somat Corporation, a manufacturer of commercial waste systems for the foodservice channel, and the stock of Wittco Foodservice Equipment, Inc., a manufacturer of food warming, holding and display cabinets.

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

Miscellaneous
The Group had approximately $121 million of backlog orders at the end of 1997 and $128 million at the end of 1996, after restatement of 1996 for foreign exchange rate effects. The Group considers such orders to be firm, though changes or cancellations of insignificant amounts may occur, and expects that the 1997 backlog orders will be filled in 1998.


DECORATIVE PRODUCTS GROUP

Principal Products, Markets and Distribution
Wilsonart and Florida Tile make up the Decorative Products Group. The Decorative Products Group contributed 33%, 32% and 31% of the sales of the Registrant's businesses for the fiscal years 1997, 1996 and 1995, respectively.

     Wilsonart designs, manufactures and distributes decorative surfacing products. Its primary surfacing product is high pressure decorative laminate, which is produced using heated high pressure presses. Decorative laminate products, sold principally under the Wilsonart trademark in more than 1,000 colors, designs and finishes, are used for numerous interior surfacing applications, including cabinetry, countertops, vanities, store fixtures, flooring and furniture. Approximately 50% of the Wilsonart decorative laminate sold is used in residential applications, primarily for surfacing kitchen and bathroom countertops and cabinetry. Decorative laminate applications in the commercial market include office furniture, retail store fixtures, restaurant and hotel furniture, and doors. Wilsonart also manufactures specialty-grade laminates, including chemical-resistant, wear-resistant and fire-retardant types. Among the specialized applications for Wilsonart laminate are those in laboratory work surfaces, jetways and naval vessels. In 1997, Wilsonart continued its practice of introducing a variety of new laminate designs. For financial information regarding decorative laminate revenues, see Note 11 ("Segments of the Business") of this Report.

     In addition to laminate products, Wilsonart sells 1/2 inch thick and 1/8 inch thick solid surfacing products, panels and sinks. Solid surfacing products are used for residential and commercial surfacing applications such as tabletops and countertops. The company also sells contact adhesives, decorative metal surfacing products, wood and laminate-clad decorative edge moldings for countertops and furniture, and threshold transitions for use with its flooring products. Virtually all products are sold under the Wilsonart trademark. Some products also employ various other trademarks, such as Lokweld for adhesives.

     Wilsonart decorative products are sold throughout the United States through wholesale building material distributors and directly to original equipment manufacturers. Laminate flooring is sold through approximately 10,000 independent floor covering distributors and dealers. The company sells products outside the United States through independent distributorships and foreign subsidiaries. Products are sold in over 80 countries, in North America, most of Europe, Central and South America, much of East Asia, and in Mexico, Australia and New Zealand.

     Florida Tile manufactures glazed ceramic wall and floor tile products in a wide variety of sizes, shapes, colors and finishes that are suitable for residential and commercial uses. Florida Tile also manufactures unglazed porcelain mosaic tile, which is used primarily for commercial applications. Tile products are marketed under the Florida Tile trademark through company-owned and independent distributors. Florida Tile also manufactures private label products for others. Exports comprise a small portion of Florida Tile's sales. Florida Tile also imports tile products to supplement its line of manufactured products.

Raw Materials and Facilities
The manufacture of decorative laminates requires various raw materials, including kraft and decorative papers, overlays, and melamine and phenolic resins. Each of these items is available from a limited number of manufacturers, but Wilsonart has not experienced difficulties in obtaining sufficient quantities. Overall costs of raw materials were generally the same as in the prior year. Costs of some paper decreased, and costs of some resins increased, reflecting market conditions. The principal raw materials used in Florida Tile products are clay, talc, stains and frit (ground glass), all of which are available to Florida Tile in sufficient quantities. Costs of Florida Tile's raw materials have been relatively stable.

      Wilsonart owns and operates three laminate manufacturing facilities in Texas and North Carolina, and recently completed a finishing plant in China. At the end of the 1997 calendar year, the Registrant acquired the Resopal and Arborite decorative laminate businesses from Forbo Holding AG, including plants in Germany and Canada.

     Wilsonart has the largest decorative laminate production capacity in North America and one of the largest capacities in the world. Adhesives are produced at two plants located in Texas and Louisiana. The high pressure laminate flooring product and the company's solid surfacing sinks are manufactured in facilities in Texas. Other solid surfacing products are purchased under a supply agreement. The company believes the source of supply is reliable. Wilsonart has 16 regional distribution centers that are geographically dispersed throughout North America. These facilities can deliver stock items within 24 hours. Non-stock items can be produced and delivered within seven working days. Wilsonart also has six warehouses in Europe and Asia.

     Florida Tile manufactures products in three owned manufacturing plants located in Florida, Georgia and Kentucky. In 1997, Florida Tile installed a manufacturing line for unglazed porcelain mosaic tile in its Florida plant. Most of Florida Tile's products are distributed through a single facility in Kentucky to company-owned and independent distribution outlets.

Competition
Wilsonart products are sold in highly competitive markets throughout the world. The company's laminate and solid surfacing products compete with a broad variety of surfacing and flooring materials. Wilsonart estimates that it has over 50% of U.S. sales of high pressure decorative laminates and about 20% of U.S. sales of laminate flooring. Laminate flooring has been a growing market segment, although it still represents a small proportion of all laminate applications and of flooring products. While Wilsonart's sales of solid surfacing products have increased, Wilsonart estimates that its major competitor still accounts for about 75% of total sales of solid surfacing products. Wilsonart has a relatively small portion of U.S. adhesives sales. Wilsonart successfully competes with other companies by providing fast product delivery; offering a broad choice of colors, designs and finishes; and emphasizing design, quality, customer service and product development.

     Florida Tile competes with a number of other domestic and foreign tile manufacturers, as well as sellers of marble, stone, cast products, carpeting, resilient flooring and other types of wall and floor covering materials, in a highly fragmented market. The Registrant believes Florida Tile is the second largest U.S. ceramic tile manufacturer, with sales substantially lower than the largest U.S. tile manufacturer. Foreign-manufactured products account for approximately 55% of ceramic tile sales in the United States. The United States represents only about 6% of the worldwide market for ceramic tile. Important competitive factors in Florida Tile's business include price, style, quality, breadth of product line and service.

Miscellaneous
The Decorative Products Group maintains a continuing program of product development. Its efforts focus on product design, quality, performance and durability, product enhancement, and product applications, as well as on manufacturing processes. Development of component materials for laminate, solid surfacing and ceramic tile products is generally performed by the companies providing those materials.

     The Group's products are sold for new construction and remodeling, in both the residential and commercial markets. As a consequence, the Group's sales are affected by the seasonality of the new construction and remodeling industries and prevailing interest rates.


CONSUMER PRODUCTS GROUP

Principal Products, Markets and Distribution
The Consumer Products Group consists of West Bend and Precor. It contributed 14%, 13% and 13% of the sales of the Registrant's business for the fiscal years 1997, 1996 and 1995, respectively.

     West Bend designs, manufactures and sells small electric appliances, such as bread makers, electric skillets, slow cookers, woks, corn poppers, beverage makers, mixers and electronic timers, under the West Bend trademark. West Bend also manufactures and sells high-quality stainless steel cookware, and a line of household water distillers. During 1997, West Bend continued to expand its product lines and introduced a countertop water distiller, a line of Crockery slow cookers, and product extensions of its principal lines. Precor manufactures aerobic physical fitness equipment, such as treadmills, elliptical crosstrainers, low-impact climbers and exercise cycles, all of which are marketed under the Precor trademark. In 1997, Precor introduced a stretch training device and a home version of its commercial elliptical crosstrainer.

     West Bend small appliances are sold primarily in the United States and Canada, directly to mass merchandisers, department stores, hardware stores, warehouse clubs and catalog showrooms. West Bend's stainless steel cookware and household water distillers are sold to consumers by independent distributors through dinner parties and by other direct sales methods. Cookware is sold in about 20 countries, under 34 brand names. Precor equipment for home use is sold primarily through specialty fitness equipment retail stores. Precor commercial equipment is sold through specialty fitness dealers and directly to major fitness clubs. A portion of Precor products is sold outside the United States, in Asia, Europe, Latin America and the Middle East. Those products are sold primarily through independent distributors. Precor's revenue is split approximately equally between sales of products for club use and those for home use.

Raw Materials and Facilities
West Bend uses aluminum, stainless steel, plastic resins and other materials in the manufacture of its products. Precor uses carbon steel, stainless steel, aluminum, electronic components and other materials in the manufacture of its products. Generally, neither West Bend nor Precor has experienced any significant difficulties in obtaining any of these raw materials or products. The cost of aluminum has declined somewhat, while other raw material costs have remained flat. West Bend owns and operates two manufacturing plants in Wisconsin and Mexico. Precor maintains three leased plants in the state of Washington.

Competition
Products sold by West Bend and Precor compete with products sold by numerous other companies of varying sizes in highly competitive markets. The small appliance business is a mature industry, with growth dependent in large measure on developing new products, entering new product categories and satisfying the needs of large mass merchandisers. Low-priced imports remain a factor in the business. Many product life cycles in the household fitness business are relatively short, creating a continuing need for product development. Important competitive factors in this segment include price, customer service, development of new products and product features, quality, name recognition, innovative design, product performance, just-in-time delivery and warranties.

Miscellaneous
The small appliance industry is dependent on gift-giving for a substantial portion of its sales. West Bend's housewares sales in the fourth quarter typically are significantly higher due to the gift-giving season. Precor's business for home products is significantly higher in the first and fourth quarters, when winter weather forces more people to exercise indoors. The Consumer Products Group is dependent on two customers for approximately one-third of its revenues.

OTHER INFORMATION RELATING TO THE BUSINESS
Trademarks and Patents
The Registrant considers trademarks and patents to be of importance to its businesses. The Registrant's trademarks are among the leading brand names for many of its product lines. Its businesses have followed the practice of applying for patents with respect to most of the significant patentable developments, and now own a number of patents relating to their products. In certain cases the Registrant has elected common law trade secret protection in lieu of obtaining patent protection. In addition, the Registrant's businesses have licenses under patents owned by others. No business is dependent to any material extent upon any single patent or trade secret or group of patents or trade secrets.

Research and Development
For fiscal years ended 1997, 1996 and 1995, the Registrant spent approximately $46 million, $39 million and $38 million, respectively, on research and development activities.

Environmental Laws
Compliance by the Registrant's businesses with federal, state and local environmental protection laws has not in the past had, and is not expected to have in the future, a material effect upon its capital expenditures, liquidity, earnings or competitive position. The Registrant expects to expend less than $400,000 through 1999 on capital expenditures related to environmental facilities. In 1997, the Registrant had approximately
$200,000 of capital expenditures for environmental facilities, and approximately $900,000 of remedial expenditures for environmental sites. See
Item 3 for a further discussion of environmental matters.

Employees
The Registrant and its subsidiaries employ approximately 17,200 people. Approximately 23% of the Registrant's employees are affiliated with one of the several unions with which the Registrant's subsidiaries have collective bargaining agreements. In 1997, about 120 employees at one of Florida Tile's three manufacturing plants joined a union. In recent years there has been no major effort to organize additional persons working for the Registrant's businesses, and there have been no significant work stoppages. The Registrant considers its relations with its employees to be good.

Properties
The principal executive offices of the Registrant are located in Illinois and are leased. Most of the principal properties of the Registrant and its subsidiaries are owned, and none of the owned principal properties is subject to any encumbrance material to the consolidated operations of the Registrant. The Registrant considers the condition and extent of utilization of the plants, warehouses and other properties in its respective businesses to be generally good, and the capacity of its plants and warehouses generally to be adequate for the needs of its businesses.

Miscellaneous
Except as disclosed above in the narrative descriptions of the Registrant's business segments, none of the Registrant's businesses is seasonal, has working capital practices or backlog conditions material to an understanding of its businesses, is dependent on a small number of customers, or is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the federal government. Since the Registrant has substantial sales outside the United States, changes in currency exchange rates can affect the business.

(d) Financial Information about Foreign and Domestic Operations and Export
Sales
For information concerning foreign and domestic operations and export sales, see Note 8 ("Income Taxes") and Note 11 ("Segments of the Business") of this Report. For information concerning Registrant's discontinued Tupperware operation, see Note 2 ("Distribution of Tupperware to Shareholders") of this Report.

Executive Officers of the Registrant
Following is a list of the names and ages of all the Executive Officers of the Registrant, indicating all positions and offices with the Registrant held by each such person, and each such person's principal occupations or employment during the past five years. Each such person has been elected to serve until the next annual election of officers of the Registrant, which is expected to occur on May 6, 1998.

Name and Age                  Positions and Offices Held and Principal
                              Occupations or Employment During
                              Past Five Years
James M. Ringler (52)         Chairman of the Board, Chief Executive Officer
                              and President since October 1997,
                              after having served as Chief Executive Officer
                              and President since May 1996. Prior thereto,
                              Mr. Ringler was President and Chief Operating
                              Officer.
Joseph W. Deering (57)        Group Vice President of Premark and President of
                              Premark's Food Equipment Group.
Thomas W. Kieckhafer (59)     Corporate Vice President and President of The
                              West Bend Company.
William R. Reeb (50)          Corporate Vice President since November 1994,
                              and President and Chief Operating Officer of
                              Wilsonart since August 1993. Prior thereto,
                              Mr. Reeb served as Vice President, Marketing,
                              for the Decorative Products Group and Executive
                              Vice President for Wilsonart.
John M. Costigan (55)         Senior Vice President, General Counsel and
                              Secretary.
Lawrence B. Skatoff (58)      Senior Vice President and Chief Financial
                              Officer.
Raymond Barbosa (43)          Vice President, Taxes and Tax Counsel since May
                              1996, prior to which Mr. Barbosa was Tax
                              Counsel.
L. John Fletcher (54)         Vice President, Assistant General Counsel
                              and Assistant Secretary since May 1996, prior to
                              which Mr. Fletcher was Vice President and
                              Assistant General Counsel.
Isabelle C. Goossen (46)      Vice President and Treasurer since August 1996,
                              after having served as Vice President, Financial
                              Relations since January 1996, Vice President,
                              Planning since June 1994, and Director of
                              Financial Relations prior thereto.
Robert W. Hoaglund (59)       Vice President and Controller since January
                              1996. Prior thereto, Mr. Hoaglund was
                              Vice President, Control & Information Systems.
Anthony C. Scolaro (49)       Vice President, Planning and Business
                              Development since January 1996. Mr. Scolaro was Corporate Development Vice President at
                              Ecolab, Inc., from 1994 to 1996 and was
                              Assistant to the President at Rykoff-Sexton, Inc., prior thereto.

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

Item 4. Submission of Matters to a Vote of Security Holders
None.

                             PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters Stock price information is set forth in Note 13 ("Quarterly Summary (unaudited)") of this Report. Other matters are set forth in Note 14 ("Shareholders' Rights Plan") of this Report. As of March 4, 1998, the Registrant had 19,408 shareholders of record.

Item 6.  Selected Financial Data

The information under the caption "Selected Financial Data" appears on pages 36 to 39 of this Report.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

In November 1995, the company's Board of Directors authorized management to proceed with a plan to establish Tupperware Corporation ("Tupperware") as an independent company through a stock distribution ("Distribution") to Premark's shareholders. The Distribution was effected on May 31, 1996. Tupperware has been reported as a discontinued operation in these financial statements. The information contained in this financial review should be read in conjunction with the consolidated financial information on pages 41 to 58 of this Report.

RESULTS OF OPERATIONS

Net Sales and Income from Continuing Operations
Sales increased by 6% to a record $2.4 billion in 1997, from $2.3 billion in 1996, reflecting increases at Wilsonart, the Food Equipment Group, Precor and West Bend. These increases were partially offset by a decline at Florida Tile and the absence of sales at Hartco Flooring, which was sold in the second quarter of 1996. In 1996, sales increased by 2% over 1995, reflecting improvements at Wilsonart, Precor, the non-European operations of the Food Equipment Group and Florida Tile. The growth in 1996 was somewhat offset by declines at West Bend and the Food Equipment Group's European sector and the absence of sales in the second half of 1996 at Hartco Flooring. Income from continuing operations rose 83% to $103.8 million in 1997, from $56.7 million in 1996, due in part to the loss on the sale of Hartco. Excluding that loss, income from operations would have increased nearly 9% from $95.4 million, as a result of a significant improvement at Wilsonart and Precor, coupled with lower net interest and corporate staff expenses. Partially offsetting these improvements were a provision for global restructuring at the Food Equipment Group, a loss at Florida Tile and a significant decline in profitability at West Bend. In 1996, income from continuing operations declined 28% from $78.9 million in 1995, due to the loss on the sale of Hartco. Excluding that loss, income from operations would have increased 21% over 1995, as a result of a significant improvement at Wilsonart and Precor, coupled with lower net interest and corporate staff expenses. For both 1997 and 1996, 24% of net sales was foreign based, while 2% and 9% of segment profit, respectively, were generated by the foreign operations.

Costs and Expenses
The cost of products sold in relation to sales was 63.4%, 63.7% and 64.2% in 1997, 1996 and 1995, respectively. The improved ratio in 1997 compared with 1996 was the result of lower manufacturing costs at Wilsonart and a favorable product mix at Precor. These factors were somewhat offset by manufacturing inefficiencies at the Food Equipment Group's domestic operations as production was being shifted between plants, as well as a provision to realign operations in Europe and close a plant in Australia. In addition, lower production levels at Florida Tile and lower pricing at West Bend hurt the comparison. Delivery, sales and administrative expenses as a percentage of sales were 29.3%, 29.1% and 29.3% in 1997, 1996 and 1995, respectively.

Tax Rate
The effective tax rates for 1997, 1996 and 1995 were 40.6%, 49.8% and 34.4%, respectively. The 1996 rate reflects the company's potential inability to realize the full tax benefit associated with the loss on the sale of Hartco. Excluding the Hartco loss, the 1996 effective rate was 38.9%. The increase in the 1997 rate from 38.9% represents the inability to realize fully the tax benefit of the charge associated with the global restructuring of the Food Equipment Group. The increase in 1996 over 1995 reflects the inability to realize the tax benefit of losses in certain foreign countries.

Net deferred tax assets, net of valuation allowances, were $95.1 million at December 27, 1997, an increase of $5.0 million from net deferred tax assets of $90.1 million in 1996. The valuation allowance is recorded primarily as reserves for foreign operating losses and domestic capital loss carryforwards.

Net Interest Expense
Interest expense, net of interest income, was $4.9 million in 1997, $9.3 million in 1996 and $24.6 million in 1995. For part of 1996 and all of 1995, net interest expense reflects interest accrued and earned on all of Premark's borrowings and invested cash, excluding amounts that were owed or held by Tupperware. In 1996, debt levels fell significantly as a result of the special dividend paid to Premark by Tupperware on May 24, 1996, as well as cash received from the sale of Hartco. The decline in net interest expense in 1997 over 1996 represents a full year of lower debt levels. Similarly, the decline in 1996 from 1995 reflects these lower debt levels in the latter half of the year.


SEGMENTS

FOOD EQUIPMENT GROUP

Sales and Segment Profit 1997 versus 1996
The Food Equipment Group's 1997 sales of $1.286 billion rose nearly 4% from 1996 sales of $1.238 billion. Growth occurred in all sectors, aided by the acquisitions of certain assets and liabilities in Europe of Eurocatering SpA, now being operated under the name Eurotec, and The Baxter Mfg. Co. Inc., in the United States. The increase was partially offset by the unfavorable impact of foreign exchange. Segment profit, however, fell 8% to $71.9 million in 1997 from $77.9 million in 1996, as a result of a $14.5 million charge in the fourth quarter related to restructuring of the international operations. For 1997 and 1996, respectively, the Food Equipment Group accounted for 53% and 55% of sales, and 38% and 56% of segment profit.

Regional Results
Sales in the United States rose by 3% in 1997 to $748 million, reflecting the acquisition of Baxter in the fourth quarter, as well as increased foodservice and service revenues. Segment profit increased 4% to $66.1 million in 1997 from $63.8 million in 1996, as higher sales were somewhat offset by manufacturing inefficiencies, lower production volume and spending on future products and technologies. Included in last year's results was a $3.3 million provision to close two operating plants.

European sales rose by $15.8 million in 1997 to $430.1 million, a 4% improvement from 1996. Excluding the impact of foreign exchange, sales rose 13%, reflecting the acquisition of Eurotec, as well as improvements in most countries. Segment profit decreased by 57% to $2.7 million from $6.2 million in 1996, reflecting a $13.7 million provision for restructuring in the fourth quarter. Absent that provision, segment profit rose $10.2 million on improvements in most countries.

Sales by the group's other international operations were $107.9 million, an increase of 12% from $96.0 million in 1996. Higher volumes in Hong Kong, Mexico and Brazil, coupled with expansion into new markets, more than offset unfavorable foreign exchange rates. Segment profit declined, however, by 62% to $3.0 million from $7.9 million in 1996, due to a $2.0 million provision to close the Australian plant, inventory adjustments in Australia and Brazil, and a $0.8 million provision for restructuring in South America.

1996 versus 1995
Sales by the Food Equipment Group of $1.2 billion were even with 1995 sales. Growth in international operations other than Europe and slightly higher domestic sales were offset by declines in most European countries, as well as by the unfavorable impact of foreign exchange. Segment profit fell 15% to $77.9 million from $91.9 million in 1995 as a result of higher domestic operating costs and lower European results.

DECORATIVE PRODUCTS GROUP

Sales and Segment Profit 1997 versus 1996
The Decorative Products Group's 1997 sales of $790.2 million were 8% above 1996 sales of $730.4 million. Excluding Hartco, which was sold in mid-year 1996, sales of the continuing businesses grew 15%. Segment profit of $82.4 million in 1997 increased substantially from $28.5 million in 1996, as a result of the $43.1 million pretax loss in 1996 on the sale of Hartco. Excluding that loss, segment profit would have increased 15% from $71.6 million. For 1997 and 1996, respectively, the Decorative Products Group accounted for 33% and 32% of sales and 43% and 21% of segment profit.

Wilsonart's sales in 1997 rose 20% over 1996, reflecting higher volume in its domestic and international laminate, flooring and solid surfacing product lines, as well as improved pricing. Wilsonart had a significant increase in segment profit on higher volume and favorable margins, despite marketing and distribution expenses associated with the higher volume as well as expansion overseas.

Florida Tile's sales declined 4% from 1996. Overcapacity issues in the industry, the impact of imports due to the continuing strength of the dollar and competitive pricing pressures all contributed to the decline. The decline in sales, as well as lower production levels, resulted in a segment loss, versus a segment profit in 1996.

1996 versus 1995
The Decorative Products Group had 1996 sales of $730.4 million, 6% above 1995 sales of $686.6 million. Excluding Hartco, sales of the continuing businesses grew 12%, with growth at both Wilsonart and Florida Tile. Segment profit declined 43% to $28.5 million in 1996 from $50.4 million in 1995, as a result of the pretax loss on the sale of Hartco. Excluding that loss, segment profit would have been $71.6 million, an increase of 42%, with significant increases at both Wilsonart and Florida Tile.

CONSUMER PRODUCTS GROUP

Sales and Segment Profit 1997 versus 1996
Sales of the Consumer Products Group in 1997 were $330.6 million compared with $298.8 million in 1996, primarily reflecting a significant increase in volume at Precor. Segment profit in 1997 increased by 11% to $36.3 million from $32.6 million in 1996, due to the higher sales volume at Precor, which more than offset lower results at West Bend. For 1997 and 1996, respectively, the Consumer Products Group accounted for 14% and 13% of sales, and 19% and 23% of segment profit.

West Bend sales grew 1% from 1996 as higher volume at its housewares division was offset by competitive pricing on bread makers, as well as a significant decrease in direct-to-the-home cookware volume. Segment profit fell substantially from 1996 reflecting lower pricing.

Precor sales for 1997 rose 39% over last year. Increases in both the commercial and retail markets in the United States, driven by the success of the elliptical crosstrainer product, as well as stronger international results, led the growth. The higher sales volume and improved margins led to a record segment profit.

1996 versus 1995
Consumer Products Group sales of $298.8 million in 1996 rose 3% from 1995 sales of $289.0 million. West Bend's sales fell 5% from 1995 as a substantial increase in direct-to-the-home cookware was offset by a soft retail environment and competitive pricing on bread makers. Precor sales rose 37% over 1995 with increases in both the home and club segments, as well as the introduction of a new product. Segment profit increased by 29% to $32.6 million in 1996 from $25.3 million in 1995 due to the absence of 1995's $8 million charge for a bread maker recall by West Bend and higher sales volume at Precor.

FINANCIAL CONDITION

Liquidity and Capital Resources
In April 1997, the company acquired certain assets and liabilities of Eurotec for approximately $20 million in cash and the assumption of $17 million of debt. As of the end of 1997, this debt had been repaid. In September 1997, the company acquired the stock of Baxter for $50.3 million in cash. Subsequent to fiscal year end, the company completed the acquisition of the stock of the Resopal and Arborite decorative laminate businesses from Forbo Holdings AG for approximately $13 million, subject to final balance sheet adjustments. In addition, the company purchased the assets of Somat Corporation for $3.4 million and the stock of Wittco Foodservice Equipment, Inc., for $5.7 million. Funds used to purchase these companies came from available cash.

In 1996, under the Distribution Agreement, Premark received a special dividend of $284.9 million, which was used to reduce substantially the company's outstanding debt. In addition, in June the company completed the sale of its Hartco subsidiary for $35.8 million cash and assumption of debt.

The total debt-to-capital ratio at the end of 1997 was 12.3%, compared with 12.0% at the end of 1996. The slightly higher ratio compared with last year reflects an increase in foreign short-term debt. As of December 27, 1997, unused lines of credit were approximately $438.2 million, including $250 million under a revolving credit agreement that expires in October 2002. Future cash flows, lines of credit and other short-term financing are expected to be adequate to fund operating and investing activities.

Working capital was $532.1 million at the end of 1997, compared with $594.4 million and $276.6 million at the end of 1996 and 1995, respectively. The current ratio was 2.0-to-1 at the end of 1997, compared with 2.3-to-1 and 1.5-to-1 at the end of 1996 and 1995, respectively. The major differences in the components of working capital in 1997 versus 1996 were lower cash and cash equivalents, as well as short-term investments, reflecting funds used to purchase Eurotec and Baxter. In addition, accounts receivable, inventories and accounts payable increased over 1996, reflecting higher sales, inclusion of recent acquisitions and further international expansion by the Food Equipment Group and Wilsonart. The primary components of the increase in working capital in 1996 compared with 1995 were higher cash and cash equivalents, as well as short-term investments, along with significantly lower short-term borrowings, both as a result of the cash received in connection with the spin-off of Tupperware and the sale of Hartco.

Operating Activities
Cash provided by operating activities was $165.9 million in 1997, compared with $162.4 million in 1996 and $53.4 million in 1995. The 1997 increase was due to higher net income and higher accounts payable, as well as the use of cash in 1996 for payment of expenses related to the spin-off of Tupperware. Mostly offsetting this increase were higher uses of cash for accounts receivable and inventory, mainly reflecting the growth of the businesses. The 1996 increase versus 1995 was the result of the timing of payments for raw material and sourced product, along with a much smaller increase in deferred income taxes.

Investing Activities
For 1997, 1996 and 1995, respectively, capital expenditures amounted to $81.4 million, $84.1 million and $85.7 million. The slight decrease in 1997 compared with 1996 reflects lower spending at the Food Equipment Group and Florida Tile partially offset by an increase in spending at Wilsonart. The most important factor in the 1996 decrease from 1995 was lower spending at Wilsonart for laminate flooring plant equipment, partially offset by additions at Florida Tile and West Bend. Capital expenditures are expected to be in the $85 million range in 1998.

Dividends
Dividends declared per common share were 35 cents in 1997, 73 cents in 1996 and $1.01 in 1995. Quarterly dividends increased to 9 cents and 30 cents in the second quarters of 1997 and 1996, respectively. The quarterly dividend was adjusted to 8 cents in the third quarter of 1996 as a result of the spin-off of Tupperware.

Share Repurchases
In August 1996, the company announced the authorization by its Board of Directors for the repurchase of 6 million of its shares of common stock, with volume and timing to depend on market conditions. Purchases will be made in the open market or through other transactions and will be financed through available cash, cash flow from operations or issuance of additional debt. Under this plan, through December 27, 1997, and March 4, 1998, respectively, the company has repurchased 2,130,000 shares and 2,235,000 shares at an average price of $26 and $27, respectively. The company's previous stock repurchase plan, announced in August 1995, was terminated prior to June 1996. Under that plan, the company had repurchased 588,000 shares before the Distribution at an average cost of $51 per share.

The company's other previous stock repurchase plan was announced in May 1993 and was completed in March 1995. Under that plan, the company repurchased a total of 6 million of its shares of common stock at an average cost of $41 per share.

New Accounting Standards
In 1997, the company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share." This statement requires companies to present two earnings per share ("EPS") amounts. Basic EPS is calculated based upon income available to common shareholders and the weighted average number of shares outstanding during the reported period. Diluted EPS includes the additional dilution from common stock equivalents such as stock options outstanding. The company also adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," in 1997. This statement requires companies to include a statement of comprehensive income in their full set of financial reports. The company also adopted Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," in 1997. This statement standardizes the disclosure requirements for pensions and other postretirement benefits. Prior year information has been restated to conform with the requirements of these new standards.

The company will be required to adopt Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," at the end of 1998. This statement requires that companies report certain information about operating segments on a basis that is consistent with the organizational units the company has established for internal performance evaluation purposes. It also requires that companies report certain information about their products and services, the geographic areas in which they operate and their major customers. The company is currently assessing the impact of this statement on the information it discloses.

Year 2000
The company is preparing for the ramifications that the "Year 2000" issue could have on its computer systems and applications. The Year 2000 problem is being confronted by companies worldwide. It is the result of computer programs being written using two digits to define the applicable year rather than three or four digits. Any programs that have time-sensitive software may interpret a date designated as "00" as the year 1900 rather than the year 2000. This could result in miscalculations, disruptions of operations or a major system failure. The problem can affect a wide range of automated information systems, such as mainframe applications, personal computers and communication systems.

The company has determined it will need to modify or replace certain existing software or convert to new software in order to achieve Year 2000 compliance. The company presently believes that, as a result of such actions, the Year 2000 problem will not pose significant operational problems for its computer systems. If such modifications and conversions are not made, however, or are not completed in a timely fashion, the Year 2000 problem could have a material impact on the company's operation.

As part of its compliance efforts, the company has begun to initiate formal communications with significant suppliers and customers to determine the extent to which the company's systems and operations are vulnerable to those third parties' failure to remediate their Year 2000 problems. There can be no guarantee, however, that the systems of these other companies will be converted in a timely fashion and would not have an adverse effect on the company.

The company is using both internal and external resources to identify and test the systems for Year 2000 compliance, and to reprogram or replace them where necessary. It is presently anticipated that such efforts will be completed by mid-1999. The company expects to spend approximately $14.5 million in 1998 and 1999 to modify its systems. These costs will be expensed as incurred. The amount expensed in 1997 was immaterial.

The costs of the compliance effort and the date by which the company believes it will complete the Year 2000 modifications are based upon management's best estimates. There can be no guarantee that these estimates will be achieved, however, and actual results could differ materially from those anticipated.

Impact of Inflation
Inflation as measured by the Consumer Price Index has continued at a low level in the United States. The company did not experience any significant cost increases during 1997 or 1996.


Item 8.  Financial Statements and Supplementary Data

     (a) The required information is included in Item 14(a)(1) and (2) of this Report.


Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

None.


Item 10.  Directors and Executive Officers of the Registrant

Information regarding the Directors of the Registrant is set forth under the sub-caption "Board of Directors" appearing under the caption "Election of Directors" in the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 6, 1998, and is incorporated by reference into this Report. Information regarding the Executive Officers of the Registrant is included in Part I hereof under the caption "Executive Officers of the Registrant," in reliance upon General Instruction G to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.


Item 11.  Executive Compensation

Information regarding this item is set forth under the caption "Compensation of Directors" in the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 6, 1998, and is incorporated by reference into this Report. The information relating to executive officers' compensation under the headings "Summary Compensation Table," "Stock Options," "Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values," "Long-Term Incentive Plan Awards" and "Pension Plans" of such Proxy Statement is incorporated by reference into this Report.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information regarding this item is set forth under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 6, 1998, and is incorporated by reference into this Report.


Item 13. Certain Relationships and Related Transactions

None.


Item 14.  Exhibits, Financial Statement Schedules and Reports
          On Form 8-K

(a)(1) and (a)(2)
Information regarding this requirement is set forth in the Financial Table of Contents on page 35 of this Report under the heading "Financial Statements" and in Exhibit 99.1.

(a)(3) List of Exhibits: (numbered in accordance with Item 601 of Regulation S-K)

Exhibit
Number      Description

  3.1 Restated Certificate of Incorporation, as restated effective October 31, 1986

 *3.2 Amended By-Laws (Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the year ended December 28, 1996)

 *4.1 Rights Agreement and Exhibits dated November 6, 1996 (Exhibit 1 to the Registrant's Current Report on Form 8-K dated November 22,
            1996)

 *4.2 Form of Indenture (Revised) in connection with the Registrant's Form S-3 Registration Statement No. 33-35137 (Exhibit 4.2 to the Registrant's Annual Report on Form 10-K for the year ended December 28, 1996)

 10.1 $250,000,000 Credit Agreement amended as of October 3, 1997 Compensatory Plans or Arrangements [10.2-10.6]

*10.2 Premark International, Inc. 1994 Incentive Plan (Exhibit 4.1 to the Registrant's Form S-8 Registration Statement No. 33-53561 dated May 4, 1994)

 10.3 Premark International, Inc. Supplemental Plan (as amended and restated effective April 1, 1997)

*10.4 Premark International, Inc. Change of Control Policy, as amended in 1996 (Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the year ended December 28, 1996)

*10.5 Form of Employment Agreement entered into between the Registrant and certain executive officers (Exhibit 5 to the Registrant's Current Report on Form 8-K dated November 22, 1996)

*10.6 Premark International, Inc. Director Stock Plan, as amended in 1993 (Exhibit 10O to the Registrant's Annual Report on Form 10-K for the year ended December 25, 1993)

 21         Subsidiaries of the Registrant as of March 4, 1998

 23 Manually signed Consents of Independent Auditors to the incorporation of their reports by reference into the prospectuses contained in specified registration statements on Form S-8 and Form S-3

 24         Powers of Attorney

 27         Financial Data Schedule

 99.1       Report of Predecessor Auditors

*Document has heretofore been filed with the Commission and is incorporated by reference and made a part of this Report.

The Registrant agrees to furnish, upon request of the Commission, a copy of all constituent instruments defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries.

(b) Reports on Form 8-K
During the quarter ended December 27, 1997, the Registrant filed no Current Report on Form 8-K.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Premark International, Inc.
(Registrant)

By /s/ JAMES M. RINGLER
James M. Ringler
Chairman of the Board, Chief Executive Officer and President

March 4, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature               Title

JAMES M. RINGLER        Chairman of the Board, Chief Executive Officer and
James M. Ringler        President (Principal Executive Officer)

LAWRENCE B. SKATOFF     Senior Vice President and Chief Financial
Lawrence B. Skatoff     Officer (Principal Financial Officer)

ROBERT W. HOAGLUND      Vice President and Controller (Principal Accounting
Robert W. Hoaglund      Officer)

Harry W. Bowman*        Director

Dr. Ruth M. Davis*      Director

Lloyd C. Elam, M.D.*    Director

W. James Farrell*       Director

Richard S. Friedland*   Director

John B. McKinnon*       Director

David R. Parker*        Director

Janice D. Stoney*       Director

                        *By /s/ JOHN M. COSTIGAN
                         John M. Costigan
                         Attorney-in-fact


                         March 4, 1998

EXHIBIT INDEX

Exhibit
Number      Description

  3.1 Restated Certificate of Incorporation, as restated effective October 31, 1986

 10.1       $250,000,000 Credit Agreement amended as of October 3, 1997

 10.3 Premark International, Inc. Supplemental Plan (as amended and restated effective April 1, 1997)

 21         Subsidiaries of the Registrant as of March 4, 1998

 23 Manually signed Consents of Independent Auditors to the incorporation of their report by reference into the prospectuses contained in specified registration statements on Form S-8 and Form S-3

 24         Powers of Attorney

 27         Financial Data Schedule

 99.1       Report of Predecessor Auditors

SELECTED FINANCIAL DATA
(Dollars in millions,
  except per share        1997      1996      1995      1994      1993      1992      1991      1990      1989      1988      1987
  amounts)            --------- --------- --------- --------- --------- --------- --------- --------- --------- --------- ---------
Operating results

Net sales:
  Food Equipment Group:
    United States     $  748.0  $  728.1  $  710.8  $  687.8  $  610.3  $  586.5  $  568.3  $  581.7  $  567.4  $  554.3  $  541.5
    Europe               430.1     414.3     442.2     369.2     344.0     412.9     384.2     359.7     304.1     264.7     216.4
    Other
      International      107.9      96.0      84.8      78.5      55.6      54.9      57.9      57.6      60.3      55.0      51.0
                      --------- --------- --------- --------- --------- --------- --------- --------- --------- --------- ---------
        Total          1,286.0   1,238.4   1,237.8   1,135.5   1,009.9   1,054.3   1,010.4     999.0     931.8     874.0     808.9
  Decorative Products
    Group                790.2     730.4     686.6     690.0     618.3     573.1     522.6     499.6     430.1     352.8     309.7
  Consumer Products
    Group                330.6     298.8     289.0     292.8     239.4     206.3     206.4     203.6     204.8     203.0     179.6
                      --------- --------- --------- --------- --------- --------- --------- --------- --------- --------- ---------

      Total net sales $2,406.8  $2,267.6  $2,213.4  $2,118.3  $1,867.6  $1,833.7  $1,739.4  $1,702.2  $1,566.7  $1,429.8  $1,298.2
                      ========= ========= ========= ========= ========= ========= ========= ========= ========= ========= =========

Segment profit:
  Food Equipment Group:
    United States     $   66.1  $   63.8  $   71.1  $   61.8  $   40.7  $   32.5  $   12.0  $   (4.2) $  (13.0) $   22.3      27.5
    Europe                 2.7       6.2      15.5      15.8       7.6      15.7      23.8      26.6      28.4      27.3      18.9
    Other
      International        3.1       7.9       5.3       3.0       3.0       1.4       5.3       4.5       6.4       8.2       6.9
                      --------- --------- --------- --------- --------- --------- --------- --------- --------- --------- ---------
       Total              71.9      77.9      91.9      80.6      51.3      49.6      41.1      26.9      21.8      57.8      53.3
  Decorative Products
    Group                 82.4      28.5<F1>  50.4      36.5      33.4      35.0      38.3      46.9      42.1      42.3      37.1
  Consumer Products
    Group                 36.3      32.6      25.3      39.4      22.8      20.9      22.6      19.2      17.3      15.8      13.6
                      --------- --------- --------- --------- --------- --------- --------- --------- --------- --------- ---------
      Total segment
        profit        $  190.6  $  139.0  $  167.6  $  156.5  $  107.5  $  105.5  $  102.0  $   93.0  $   81.2  $  115.9  $  104.0
                      ========= ========= ========= ========= ========= ========= ========= ========= ========= ========= =========

Income from
  continuing
  operations          $  103.8  $   56.7<F2>$ 78.9  $   70.8  $   50.5  $   44.6  $   38.1  $   19.4  $   31.5  $   47.8  $   50.0
Income (loss) from
  discontinued
  operations               -        62.2     158.7     154.7     122.0     (40.0)     64.2      32.6      46.9      73.4      21.5
Cumulative effect of
  accounting changes       -         -         -         -         -       (83.9)      -         -         -       (15.9)      -
                      --------- --------- --------- --------- --------- --------- --------- --------- --------- --------- ---------

Net income (loss)     $  103.8  $  118.9  $  237.6  $  225.5  $  172.5  $  (79.3) $  102.3  $   52.0  $   78.4  $  105.3  $   71.5
                      ========= ========= ========= ========= ========= ========= ========= ========= ========= ========= =========

Per common share:
    Income from
      continuing
      operations      $   1.67  $   1.54  $  1.29   $   1.11  $   0.79  $   0.70  $   0.62  $   0.31  $   0.46  $   0.71  $   0.74
    Loss on sale of
      Hartco              -        (0.62)      -          -         -         -         -         -         -         -         -
                      --------- --------- --------- --------- --------- --------- --------- --------- --------- --------- ---------
    Total income
      from
      continuing
      operations      $   1.67  $   0.92  $   1.29  $   1.11  $   0.79  $   0.70  $   0.62  $   0.31  $   0.46  $   0.71  $   0.74
                      ========= ========= ========= ========= ========= ========= ========= ========= ========= ========= =========
    Income (loss) from
      discontinued
      operations      $   -     $   1.00  $   2.58  $   2.43  $   1.92  $  (0.63) $   1.04  $   0.52  $   0.69  $   1.09  $   0.32
                      ========= ========= ========= ========= ========= ========= ========= ========= ========= ========= =========

    Net income (loss) $   1.67  $   1.92  $   3.87  $   3.54  $   2.71  $  (1.25) $   1.66  $   0.83  $   1.15  $   1.56  $   1.06
                      ========= ========= ========= ========= ========= ========= ========= ========= ========= ========= =========

Per common share --
  assuming dilution:
    Income from
      continuing
      operations      $   1.59  $   1.49  $  1.26   $   1.08  $   0.77  $   0.69  $   0.61  $   0.31  $   0.45  $   0.69  $   0.73
    Loss on sale of
      Hartco              -        (0.60)      -          -         -         -         -         -         -         -         -
                      --------- --------- --------- --------- --------- --------- --------- --------- --------- --------- ---------
    Total income
      from
      continuing
      operations      $   1.59  $   0.89  $   1.26  $   1.08  $   0.77  $   0.69  $   0.61  $   0.31  $   0.45  $   0.69  $   0.73
                      ========= ========= ========= ========= ========= ========= ========= ========= ========= ========= =========
    Income (loss) from
      discontinued
      operations      $   -     $   0.97  $   2.52  $   2.38  $   1.85  $  (0.61) $   1.02  $   0.51  $   0.68  $   1.07  $   0.32
                      ========= ========= ========= ========= ========= ========= ========= ========= ========= ========= =========

    Net income (loss) $   1.59  $   1.86  $   3.78  $   3.46  $   2.62  $  (1.22) $   1.63  $   0.82  $   1.13  $   1.53  $   1.05
                      ========= ========= ========= ========= ========= ========= ========= ========= ========= ========= =========

Profitability ratios

Segment profit as a
  percent of sales:
    Food Equipment
      Group                5.6%      6.3%      7.4%      7.1%      5.1%      4.7%      4.1%      2.7%      2.3%     6.6%       6.6%
    Decorative
      Products
      Group               10.4       3.9<F1>   7.3       5.3       5.4       6.1       7.3       9.4       9.8     12.0       12.0
    Consumer
      Products
      Group               11.0      10.9       8.8      13.5       9.5      10.1      11.0       9.4       8.5      7.8        7.6
    Total                  7.9       6.1       7.6       7.4       5.8       5.8       5.9       5.5       5.2      8.1        8.0
Income from continuing
  operations as a
  percent of sales         4.3       2.5       3.6       3.3       2.7       2.4       2.2       1.1       2.0      3.3        3.9
Return on average
  equity                  11.6      11.5<F3>   9.7<F3>   NM        NM        NM        NM        NM        NM       NM         NM
Return on average
  invested capital<F4>    11.0      10.9       9.3       NM        NM        NM        NM        NM        NM       NM         NM
_____________

<F1>  Includes pretax loss from the sale of Hartco of $43.1 million.
<F2>  Includes loss from the sale of Hartco of $38.6 million.
<F3>  Excludes Tupperware and loss on sale of Hartco.
<F4>  Net income plus after-tax long-term interest expense divided by average long-term debt and equity of continuing operations.  In 1996, also excludes loss on sale of Hartco.
NM - Not Meaningful

SELECTED FINANCIAL DATA
(Dollars in millions,
  except per share        1997      1996      1995      1994      1993      1992      1991      1990      1989      1988      1987
  amounts)            --------- --------- --------- --------- --------- --------- --------- --------- --------- --------- ---------
Financial condition

  Working capital     $  532.1  $  594.4  $  276.6  $  281.1  $  301.2  $  262.2  $  171.6  $  253.2  $  280.2  $  254.4  $  299.2
  Property, plant
    and equipment, net   435.1     416.4     424.7     401.6     394.4     403.8     409.8     425.6     280.8     275.4     253.3
  Total assets         1,765.8   1,660.8   1,546.1   1,475.8   1,332.4   1,297.7   1,294.3   1,288.2   1,077.8     995.7     926.2
  Short-term
    borrowings
    and current
    portion of
    long-term debt        14.7       3.5     133.0      25.3       3.4       5.3     102.4      33.4      45.6      69.6       5.6
  Long-term debt         112.3     115.9     121.7     121.9     122.3     120.9     122.2     322.2      95.4      85.3      81.7
  Shareholders'
    equity<F1>           907.9     875.9   1,008.8     972.3     811.9     710.3     836.4     757.9     800.6     754.4     663.1
  Current ratio            2.0       2.3       1.5       1.5       1.8       1.7       1.4       1.7       1.8       1.8       2.0
  Long-term
    debt-to-equity<F1>    12.4%     13.2%     12.1%     12.6%     20.7%     38.6%     33.3%     65.4%     31.7%     31.5%     35.5%
  Total
    debt-to-capital<F1>   12.3%     12.0%     25.1%     17.5%     27.7%     29.6%     32.4%     42.9%     29.3%     30.2%     30.3%

Other data

  Net cash provided
    by operating
    activities        $  165.9  $  162.4  $   53.4  $  184.0  $  144.5  $   39.1  $  157.2  $  115.0  $   99.2  $   45.7  $  114.1
  Capital expenditures    81.4      84.1      85.7      69.5      60.5      56.7      46.7      78.6      49.8      49.3      37.8
  Depreciation and
    amortization          67.9      68.1      71.4      73.8      67.2      68.1      69.4      62.0      53.0      42.5      40.3
  Advertising             53.5      42.0      42.4      39.4      31.2      28.4      27.2      25.2      23.6      25.1      22.5
  Research and
    development           45.8      39.0      38.1      35.1      31.2      31.3      26.5      27.5      25.4      22.4      18.4
  Number of employees
    (thousands)           17.2      16.3      17.4      16.6      15.9      16.2      15.8      16.8      15.3      15.4      13.9

Common stock data

Average common
  shares outstanding
  (thousands)           62,342    62,059    61,411    63,640    63,692    63,310    61,759    62,766    68,058    67,581    67,576
Average common and
 common equivalent
  shares outstanding
  (thousands)           65,326    64,095    62,893    65,088    65,909    65,002    62,685    63,122    69,447    68,853    68,243
Year-end book value
  per share<F1>       $  14.69  $  13.96  $  16.50  $  15.22  $  12.72  $  11.17  $  13.43  $  12.34  $  11.76  $  11.14  $   9.84
Dividends declared
  per share               0.35      0.73      1.01      0.74     0.545      0.48      0.42      0.42      0.39     0.265     0.145
Year-end price/earnings
  ratio<F1><F2>          17.33     12.30     13.39     12.93     15.31    (17.21)    12.46     10.59     13.61     10.29     10.65
Year-end
  market/book ratio<F1>   1.88      1.64      3.07      2.94      3.15      1.88      1.51      0.70      1.31      1.41      1.14
Year-end shareholders
  (thousands)             21.7      21.7      23.3      25.3      26.9      29.0      31.3      33.7      36.3      39.3      43.5
_____________

<F1>  Includes discontinued operations for the years 1987-1995.
<F2>  Based on diluted shares outstanding.

Financial Table of Contents

Selected Financial Data                                36
Report of Management                                   40
Report of Independent Auditors                         40
Financial Statements:
  Consolidated Statement of Income                     41
  Consolidated Statement of Cash Flows                 42
  Consolidated Balance Sheet                           43
  Consolidated Statement of Shareholders' Equity       44
  Notes to the Consolidated Financial Statements       45
  Schedule II - Valuation and Qualifying Accounts      58

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because they are not applicable, not required or the required information is shown in the financial statements or notes thereto.


REPORT OF MANAGEMENT

The management of Premark is responsible for the preparation of the financial statements and other information contained in this Annual Report. The financial statements were prepared in accordance with generally accepted accounting principles and include amounts that are based upon management's best estimates and judgments, as appropriate. Independent auditors have audited these financial statements and have expressed independent opinions thereon.

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



James M. Ringler
Chairman of the Board, Chief Executive Officer and President
Lawrence B. Skatoff
Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Premark International, Inc.:

We have audited the consolidated financial statements listed in the Financial Table of Contents on page 35 of Premark International, Inc., as of December 27, 1997, and for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements listed in the Financial Table of Contents on page 35 of Premark International, Inc., for the years ended December 28, 1996, and December 30, 1995, were audited by other auditors whose report dated February 14, 1997, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1997 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Premark International, Inc., at December 27, 1997, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.



Ernst & Young LLP
Chicago, Illinois
February 6, 1998


Consolidated Statement of Income

(In millions,
  except per share                  Dec. 27,     Dec. 28,     Dec. 30,
  amounts)             Year Ended       1997         1996         1995
                                   ----------   ----------   ----------

Net sales                          $ 2,406.8    $ 2,267.6    $ 2,213.4
Costs and expenses
  Cost of products sold              1,525.8      1,443.8      1,420.9
  Delivery, sales and
    administrative expense             704.3        660.2        648.0
  Interest expense                      12.1         16.3         26.6
  Interest income                       (7.2)        (7.0)        (2.0)
  Loss on disposition of business        -           43.1          -
  Other income, net                     (2.9)        (1.7)        (0.4)
                                   ----------   ----------   ----------
    Total costs and expenses         2,232.1      2,154.7      2,093.1

Income before income taxes             174.7        112.9        120.3
Provision for income taxes              70.9         56.2         41.4
                                   ----------   ----------   ----------
Income from continuing operations      103.8         56.7         78.9

Discontinued operations:
  Income from operations (net of
    tax provision of $22.8 and
    $57.1 in 1996 and 1995,
    respectively)                        -           62.2        177.0
  Costs to effect the business
    discontinuance (net of $4.3
    tax benefit)                         -            -          (18.3)
                                   ----------   ----------   ----------
Net income                         $   103.8    $   118.9    $   237.6
                                   ==========   ==========   ==========

Earnings (loss) per share:
  Continuing operations            $    1.67    $    0.92    $    1.29
  Discontinued operations:
    Income from operations               -           1.00         2.88
    Costs to effect the business
      discontinuance                     -            -          (0.30)
                                   ----------   ----------   ----------
Net income per share               $    1.67    $    1.92    $    3.87
                                   ==========   ==========   ==========

Earnings (loss) per share -
  assuming dilution:
    Continuing operations          $    1.59    $    0.89    $    1.26
    Discontinued operations:
      Income from operations             -           0.97         2.81
      Costs to effect the
        business discontinuance          -            -          (0.29)
                                   ----------   ----------   ----------
Net income per share -
  assuming dilution                $    1.59    $    1.86    $    3.78
                                   ==========   ==========   ==========

See Notes to the Consolidated Financial Statements.

Consolidated Statement of Cash Flows
                                                        Dec. 27,     Dec. 28,     Dec. 30,
(In millions)                             Year Ended        1997         1996         1995
                                                       ----------   ----------   ----------
Cash flows from operating activities
Net income                                             $   103.8    $   118.9    $   237.6
Adjustments to reconcile net income to net cash
  provided by operating activities from
  continuing operations:
    Income from discontinued operations                      -          (62.2)      (158.7)
    Loss on disposition of business                          -           38.6          -
    Depreciation and amortization                           67.9         68.1         71.4
    Changes in assets and liabilities:
      Accounts and notes receivable                        (35.0)       (14.3)       (14.9)
      Inventory                                            (52.3)        (6.5)       (11.9)
      Net deferred income taxes                             (5.5)        10.2        (20.3)
      Accounts payable and accruals                         48.2          1.3        (43.9)
      Current income taxes                                  28.2          1.2          0.7
      Other                                                 10.6          7.1         (6.6)
                                                       ----------   ----------   ----------
        Net cash provided by operating activities
          of continuing operations                         165.9        162.4         53.4
                                                       ----------   ----------   ----------
Cash flows from investing activities
Capital expenditures                                       (81.4)       (84.1)       (85.7)
Sales (purchases) of short-term investments                 84.3        (84.3)         -
(Acquisitions) dispositions of businesses                  (74.9)        35.3         (5.9)
Other                                                        4.9          5.6         (2.0)
                                                       ----------   ----------   ----------
        Net cash used in investing activities
          of continuing operations                         (67.1)      (127.5)       (93.6)
                                                       ----------   ----------   ----------
Cash flows from financing activities
Repayment of long-term debt                                 (0.9)        (0.7)        (0.7)
Net change in, and repayment of, short-term borrowings      (8.3)      (129.3)       103.7
Proceeds from long-term borrowing                            1.3          5.5          -
Payment of dividends                                       (21.3)       (56.8)       (58.0)
Proceeds from exercise of stock options                      8.1         19.1         14.5
Purchase of treasury stock                                 (53.4)       (10.0)      (169.7)
                                                       ----------   ----------   ----------
        Net cash used in financing activities

          of continuing operations                         (74.5)      (172.2)      (110.2)
                                                       ----------   ----------   ----------
Effect of exchange rate changes on cash and
  cash equivalents                                          (3.2)        (1.1)         0.8
Cash provided by discontinued operations                     -          248.8        150.9
                                                       ----------   ----------   ----------
Net increase in cash and cash equivalents                   21.1        110.4          1.3
Cash and cash equivalents at beginning of year             130.2         19.8         18.5
                                                       ----------   ----------   ----------
Cash and cash equivalents at end of year               $   151.3    $   130.2    $    19.8
                                                       ==========   ==========   ==========


See Notes to the Consolidated Financial Statements.

Consolidated Balance Sheet
                                                         Dec. 27,    Dec. 28,
(Dollars in millions, except per share amounts)              1997        1996
                                                       ----------   ----------
Assets

Cash and cash equivalents                              $   151.3    $   130.2
Short-term investments                                       -           84.3
Accounts and notes receivable, less allowances of
  $18.1 in 1997 and $18.4 in 1996                          428.1        384.4
Inventories                                                394.0        333.1
Recoverable income taxes                                     -           10.8
Deferred income tax benefits                                68.8         67.4
Prepaid expenses                                            35.2         43.8
                                                       ----------   ----------
  Total current assets                                   1,077.4      1,054.0

Property, plant and equipment, net                         435.1        416.4
Intangibles, less accumulated amortization of
  $77.8 in 1997 and $73.6 in 1996                          172.2        106.8
Other assets                                                81.1         83.6
                                                       ----------   ----------
  Total assets                                         $ 1,765.8    $ 1,660.8
                                                       ==========   ==========


Liabilities and shareholders' equity

Accounts payable                                       $   135.2    $   105.7
Short-term borrowings and current portion of
  long-term debt                                            14.7          3.5
Accrued liabilities                                        376.4        350.4
Income taxes payable                                        19.0         -
                                                       ----------   ----------
  Total current liabilities                                545.3        459.6

Long-term debt                                             112.3        115.9
Postretirement benefit cost                                124.2        120.8
Other liabilities                                           76.1         88.6
Shareholders' equity:
  Preferred stock, $1.00 par value, authorized
    50,000,000 shares; issued - none                         -            -
  Series A Junior Participating Preferred stock,
    $1.00 par value, authorized 1,000,000 shares;
    issued - none                                              -            -
  Common stock, $1.00 par value, authorized
    200,000,000 shares; issued - 69,003,840 shares          69.0         69.0
  Capital surplus                                          348.9        342.7
  Retained earnings                                        749.7        688.2
  Treasury stock, 7,201,201 shares at December 27,
    1997, and 6,276,776 shares at December 28, 1996,
    at cost                                               (236.1)      (211.4)
  Unearned portion of restricted stock issued for
    future service                                          (1.5)        (2.3)
  Accumulated other comprehensive income                   (22.1)       (10.3)
                                                       ----------   ----------
      Total shareholders' equity                           907.9        875.9
                                                       ----------   ----------
      Total liabilities and shareholders' equity       $ 1,765.8    $ 1,660.8
                                                       ==========   ==========

See Notes to the Consolidated Financial Statements.

Consolidated Statement of Shareholders' Equity
                             Number of Shares                                Amounts
                           --------------------   ----------------------------------------------------------------------------
                                                                                                 Accumulated
                                                                                                       Other
                            Common     Treasury     Common    Capital    Retained    Treasury  Comprehensive     Comprehensive
(In millions)                Stock        Stock      Stock    Surplus    Earnings       Stock         Income<F1>        Income
                           --------    --------    --------   --------   --------   ---------  -------------     -------------
December 31, 1994             69.0        (5.1)    $  69.0    $ 571.7    $ 579.8    $ (125.6)     $  (122.3)
  Net income                                                               237.6                                    $  237.6
  Other comprehensive
    income - foreign
    currency translation
    adjustments, net of
    tax of $2.7                                                                                        (4.9)            (4.9)
                                                                                                                    ---------
  Comprehensive income                                                                                              $  232.7
                                                                                                                    =========

Cash dividends declared                                                    (61.8)
Purchase of treasury stock                (3.9)                                       (167.3)
Treasury stock issued
  for incentive plans
  and related tax benefits                 1.1                   18.6      (19.9)       34.9
                             -------   --------   --------    --------   --------   ---------      ---------
December 30, 1995              69.0       (7.9)      69.0       590.3      735.7      (258.0)        (127.2)
  Net income                                                               118.9                                    $  118.9
  Other comprehensive
    income - foreign
    currency translation
    adjustments, net of
    tax of $(1.6)                                                                                      (6.7)            (6.7)
                                                                                                                    ---------
  Comprehensive income                                                                                              $  112.2
                                                                                                                    =========

  Cash dividends declared                                                  (45.3)
  Purchase of treasury
    stock                                 (0.2)                                         (7.3)
  Treasury stock issued for
    incentive plans and
    related tax benefits                   1.8                  14.1       (33.9)       53.9

  Distribution of
  Tupperware Corporation
  to shareholders                                              (261.7)     (87.2)                     123.6
                            -------    --------    --------   --------   --------   ---------      ---------

December 28, 1996             69.0        (6.3)       69.0      342.7      688.2      (211.4)         (10.3)

  Net income                                                               103.8                                    $  103.8
  Other comprehensive
    income -foreign
    currency translation
    adjustments, net of
    tax of $0.1                                                                                       (11.8)           (11.8)
                                                                                                                    ---------
  Comprehensive income                                                                                              $   92.0
                                                                                                                    =========

  Cash dividends declared                                                  (21.8)
  Purchase of treasury
    stock                                 (2.0)                                        (53.4)
  Treasury stock issued
    for incentive plans
    and related tax
    benefits                               1.1                   6.2       (20.5)       28.7

                            -------    --------   --------   --------    --------   ---------     ----------
December 27, 1997             69.0        (7.2)    $  69.0    $ 348.9    $ 749.7    $ (236.1)     $   (22.1)
                            =======    ========   ========   ========    ========   =========     ==========

<F1>  Represents foreign currency translation adjustments.

See Notes to the Consolidated Financial Statements.

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The consolidated financial statements include the accounts of Premark and all of its subsidiaries. Intercompany accounts and transactions have been eliminated. The company's fiscal year ends on the last Saturday of December.

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

Certain amounts for prior years have been reclassified to conform to the 1997 presentation.

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

Inventories
Inventories are stated at the lower of cost or market. Inventory cost includes cost of raw material, labor and overhead. Approximately 65% of inventories, including substantially all domestic inventories, are valued on the last-in, first-out (LIFO) cost method. The first-in, first-out (FIFO) cost method is generally used for the remaining inventories. If inventories valued on the LIFO method had been valued using the FIFO method, they would have been $40 million higher at the end of 1997 and $40.8 million higher at the end of 1996.

Property and Depreciation
Properties are stated at cost. Depreciation is calculated using a straight-line method over the estimated useful lives ranging from 10 to 45 years for buildings and improvements and 3 to 20 years for machinery and equipment. Upon the sale or retirement of property, plant and equipment, a gain or loss is recognized. If the carrying value of an asset, including associated intangibles, exceeds the sum of estimated undiscounted future cash flows, an impairment loss is recognized for the difference between estimated fair value and carrying value. Expenditures for maintenance and repairs are charged to expense.

Intangibles
The excess of cost over the fair value of net assets of businesses acquired ($159.9 million in 1997 and $95.3 million in 1996) and other intangibles is being amortized on a straight-line basis up to 40 years. The increase in 1997 is primarily a result of the purchase of Eurotec and Baxter.

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

Earnings (Loss) Per Share
In 1997, the company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). Under the statement, the calculation of primary and fully diluted earnings per share has been replaced with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effect of options. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and, where appropriate, restated to conform to the SFAS No. 128 requirements.

The following table sets forth the computation of basic and diluted earnings per share for income from continuing operations.

(In millions)                           1997      1996      1995
                                      -------   -------   -------
Numerator for both basic
  and diluted earnings per
  share - net income                  $103.8    $ 56.7    $ 78.9
Denominator:
  Denominator for basic
    earnings per share -
    weighted average shares             62.3      62.1      61.4
  Effect of dilutive securities -
  employee stock options                 3.0       2.0       1.5
                                      -------   -------   -------
Denominator for diluted
  earnings per share - weighted
  average shares and assumed
  conversions                           65.3      64.1      62.9
                                      =======   =======   =======
Basic earnings per share              $ 1.67    $ 0.92    $ 1.29
                                      =======   =======   =======
Diluted earnings per share            $ 1.59    $ 0.89    $ 1.26
                                      =======   =======   =======

For additional disclosures regarding employee stock options, see Note 10, "Incentive Compensation Plans."

Options to purchase 782,800 shares of common stock at $32.25 per share were outstanding during 1997 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

Financial Instruments
Forward exchange contracts are periodically used by the company to manage its foreign currency exposures.

Gains and losses on contracts designated as hedges of net investments in a foreign subsidiary or intercompany transactions of a long-term nature are accrued as exchange rates change, and are recognized in shareholders' equity as "Accumulated Other Comprehensive Income." Gains and losses on contracts designated as hedges of intercompany transactions that are not of a long-term nature are accrued as exchange rates change and are recognized in income. Gains and losses on contracts designated as hedges of identifiable foreign currency commitments are deferred and included in the measurement of the related foreign currency transaction.

Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, short-term investments, accounts and notes receivable, accounts payable, short-term borrowings and outstanding forward exchange contracts approximated their fair values at December 27, 1997, and December 28, 1996, because of the short maturity of those instruments. The fair value of long-term debt is determined based on the borrowing rates available to the company for long-term debt with similar terms and average maturities.

Foreign Currency Translation
The results of operations for foreign subsidiaries, other than those operating in highly inflationary countries, are translated into U.S. dollars using the average exchange rates during the year, while the assets and liabilities are translated using period-end exchange rates. The related translation adjustments are recorded in a separate component of shareholders' equity, "Accumulated Other Comprehensive Income." Gains and losses from foreign currency transactions, as well as from the translation of financial statements of subsidiaries in highly inflationary countries, are included in income, but were not significant.

Stock-Based Compensation
Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123") encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the company's stock at the date of the grant over the amount an employee must pay to acquire the stock. Compensation expense associated with restricted stock grants is equal to the fair market value of the shares on the date of grant and is recognized ratably over the required holding period.

Comprehensive Income
In 1997, the company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS No. 130"), which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, in a financial statement for the period in which they are recognized. The company has chosen to disclose Comprehensive Income, which encompasses net income and foreign currency translation adjustments, in the Consolidated Statement of Shareholders' Equity. Prior years have been restated to conform to the SFAS No. 130 requirements.


NOTE 2 DISTRIBUTION OF TUPPERWARE TO SHAREHOLDERS

On November 1, 1995, the company's Board of Directors authorized management to proceed with a plan to establish Tupperware as an independent company through a tax-free distribution to Premark's shareholders ("Distribution"). The Distribution was effected on May 31, 1996.

Net sales of Tupperware were $0.6 billion in 1996 through the date of the Distribution and $1.4 billion for 1995. As a result of the planned Distribution, the company recorded a fourth quarter 1995 pretax charge of $22.6 million ($18.3 million after tax, or 29 cents per diluted share) for costs to effect the business discontinuance. Included in that amount were $5.5 million of relocation and severance expenses, $6.0 million of professional and advisory fees, $5.0 million of registration fees and financing expenses, and $6.1 million of computer systems and facilities expenses. The accrual was substantially used in 1996.


NOTE 3 BUSINESS ACQUISITIONS AND DIVESTITURE

The company's Food Equipment Group acquired two companies in 1997. In April, through a series of transactions, the company acquired certain assets and liabilities of Eurocatering SpA, an Italian company, for approximately $20 million in cash and the assumption of $17 million in debt. The acquisition now operates under the name Eurotec Srl ("Eurotec"). Eurotec is one of Europe's largest manufacturers of warewash equipment. In September, the company acquired the stock of The Baxter Mfg. Co. Inc., of Orting, Washington, a manufacturer of commercial bakery equipment, for $50.3 million in cash. Results of operations are included in the consolidated financial statements from the dates of their respective acquisitions. Pro forma results of these acquisitions are not materially different from reported amounts.

Subsequent to fiscal year end, Wilsonart completed the acquisition of the stock of the Resopal (German) and Arborite (Canadian) decorative laminate businesses from Forbo Holdings AG for approximately $13 million, subject to final balance sheet adjustments. In addition, the company's Food Equipment Group completed the acquisition of the assets of Somat Corporation, a manufacturer of commercial waste systems, for $3.4 million and the stock of Wittco Foodservice Equipment, Inc., a manufacturer of cooking equipment, primarily warming, holding and display cabinets, for $5.7 million.

In June 1996, the company sold its Hartco Flooring subsidiary for $35.8 million and the assumption of debt. A pretax loss of $43.1 million ($38.6 million after tax or $0.60 per diluted share) was recognized as a result of the sale.


NOTE 4 INVENTORIES

(In millions)                               1997         1996
                                         --------     --------
Finished goods                           $ 171.8      $ 163.7
Work in process                             14.8         26.2
Raw materials and supplies                 207.4        143.2
                                         --------     --------
Total inventories                        $ 394.0      $ 333.1
                                         ========     ========

NOTE 5 PROPERTY, PLANT AND EQUIPMENT

(In millions)                               1997         1996
                                         --------     --------
Land                                     $  25.3      $  25.2
Buildings and improvements                 254.0        243.0
Machinery and equipment                    672.5        640.2
Construction in progress                    34.2         32.5
                                         --------     --------
Total property, plant and equipment        986.0        940.9
Less accumulated depreciation              550.9        524.5
                                         --------     --------
Property, plant and equipment, net       $ 435.1      $ 416.4
                                         ========     ========

Depreciation expense was $62.2 million, $62.6 million and $63.1 million for the years 1997, 1996 and 1995, respectively.


NOTE 6 ACCRUED LIABILITIES

(In millions)                               1997         1996
                                         --------     --------
Warranties and maintenance service
 agreements                              $ 107.3      $  99.7
Compensation and employee benefits          94.6         95.8
Insurance                                   48.1         47.1
Taxes other than income taxes               19.3         20.0
Other                                      107.1         87.8
                                         --------     --------
Total accrued liabilities                $ 376.4      $ 350.4
                                         ========     ========

NOTE 7 FINANCING ARRANGEMENTS

Short-term Borrowings

(In millions)                               1997         1996
                                         --------     --------
Total short-term borrowings
  at year-end                            $ 10.3       $   2.6
Weighted average interest rate
  at year-end                               6.7%         10.1%
Average borrowings during the year       $  7.3       $  63.9
Weighted average interest rate
  for the year                              7.2%          5.7%
Maximum borrowings during the year       $ 13.4       $ 196.4

Long-term Debt


(In millions)                               1997         1996
                                         --------     --------
10 1/2% notes due 2000                   $ 100.0      $ 100.0
5.95% and variable rate industrial
  revenue bonds due 1998-2002                7.1          7.5
Other                                        9.6          9.3
                                         --------     --------
                                           116.7        116.8
Less current portion                         4.4          0.9
                                         --------     --------
Total long-term debt                     $ 112.3      $ 115.9
                                         ========     ========

Interest paid in 1997, 1996 and 1995 was $12.9 million, $16.7 million and $24.0 million, respectively.

The fair value of the 10 1/2% notes at the end of 1997 and 1996 was $110.4 million and $112.8 million, respectively. The fair value of the remaining long-term debt approximates its book value.

The company had unused lines of credit amounting to $438.2 million at December 27, 1997, including $250.0 million under an unsecured revolving credit facility, which supports the company's commercial paper borrowing capability and expires in October 2002. Total principal payments due on long-term debt in the five years subsequent to December 27, 1997, are $115.3 million, including the $100 million of 10 1/2% notes due in 2000.

Operating Leases
Rental expense for operating leases (reduced by sublease income of approximately $1.2 million in 1997, $0.9 million in 1996 and $0.3 million in
1995) totaled $36.7 million in 1997, $35.3 million in 1996 and $34.5 million in 1995. Approximate minimum rental commitments under noncancelable operating leases in effect at December 27, 1997, were: 1998 - $26.5 million; 1999 - $20.8 million; 2000 - $16.5 million; 2001 - $11.1 million; 2002 - $8.8 million; after 2002 - $11.1 million.

Other Financial Instruments
At December 27, 1997, the company had forward exchange contracts maturing between January 8 and December 16, 1998, to sell $62.7 million and to purchase $6.3 million in foreign currencies at fixed rates on the value dates. The larger components of these positions were contracts to sell $19.6 million of British pounds sterling, $18.0 million of German marks and $9.6 million of Canadian dollars, and to purchase $5.1 million of German marks. The net accrued loss on forward exchange contracts was $0.3 million at December 27, 1997, and $1.3 million at December 28, 1996.

NOTE 8 INCOME TAXES

Income before income taxes was as follows:

(In millions)                           1997      1996      1995
                                      -------   -------   -------
Domestic                              $181.3    $111.6    $112.4
Foreign                                 (6.6)      1.3       7.9
                                      -------   -------   -------
Total                                 $174.7    $112.9    $120.3
                                      =======   =======   =======


The provision for income taxes was as follows:

(In millions)                           1997      1996      1995
                                      -------   -------   -------
Current
  Federal                             $ 63.0    $ 36.7    $ 40.2
  Foreign                                3.9       5.6       4.2
  State                                  9.4       5.4       5.1
                                      -------   -------   -------
                                        76.3      47.7      49.5
                                      -------   -------   -------
Deferred
  Federal                               (5.7)      7.5      (1.6)
  Foreign                                1.3      (0.4)     (6.2)
  State                                 (1.0)      1.4      (0.3)
                                      -------   -------   -------
                                        (5.4)      8.5      (8.1)
                                      -------   -------   -------
Total                                 $ 70.9    $ 56.2    $ 41.4
                                      ========  =======   =======

The differences between the provision for income taxes and income taxes computed using the U.S. federal statutory rate were as follows:


                                        1997      1996      1995
                                      -------   -------   -------
Statutory federal tax rate              35.0%     35.0%     35.0%
Increase (reduction) in taxes
  resulting from:
    Foreign income taxes                 4.1       3.8      (1.4)
    State taxes                          3.1       3.9       2.6
    Repatriation of foreign earnings     0.2       0.3      (2.6)
    Nondeductible loss on
      Hartco sale                        -         9.4       -
    Adjustment to tax accruals          (0.4)     (3.4)     (0.6)
    Other                               (1.4)      0.8       1.4
                                      -------   -------   -------
Effective income tax rate               40.6%     49.8%     34.4%
                                      =======   =======   =======

In 1997 and 1996, the company recognized $6.2 million and $14.1 million, respectively, of benefits for deductions associated with the exercise of employee stock options. These benefits were added directly to capital surplus and are not reflected in the provision for income taxes.

Deferred tax assets (liabilities) are composed of the following:

(In millions)                               1997         1996
                                         --------     --------
Depreciation                             $ (34.6)     $ (40.9)
Other                                       (3.8)        (3.5)
                                         --------     --------
Gross deferred tax liabilities             (38.4)       (44.4)
                                         --------     --------
Postretirement benefits                     50.6         49.3
Employee benefits                           21.3         19.5
Tax carryforwards                           16.1         14.1
Self-insurance reserves                     14.8         14.6
Adhesive claims                             11.7         12.5
Warranty reserves                           10.5          7.9
Environmental reserves                       4.8          5.4
Other accruals                              26.4         27.7
                                         --------     --------
Gross deferred tax assets                  156.2        151.0
Valuation allowance                        (22.7)       (16.5)
                                         --------     --------
Net deferred tax assets                  $  95.1      $  90.1
                                         ========     ========

The valuation allowance primarily represents reserves for foreign operating losses and capital loss carryforwards. Management believes it is more likely than not that these net deferred tax assets will be realized through the reduction of future taxes payable. Significant factors considered by management in determining the probability of realization of these assets include historical operating results of the company, as well as expectations of future earnings. At December 27, 1997, the company had foreign operating loss carryforwards of $34.2 million. It also had $14.1 million of capital loss carryforwards available to offset certain future U.S. federal capital gains tax obligations. Of the total, $32.2 million of carryforwards expire at various dates from 1998 to 2004, and the remainder have unlimited lives. During 1997, the company recognized net benefits of $1.1 million related to foreign net operating loss carryforwards. Repatriation of foreign earnings would not result in a significant incremental cost to the company.

The company paid income taxes, net of refunds, in 1997, 1996 and 1995, of $26.8 million, $37.9 million and $38.0 million, respectively, a portion of which was owed in 1996 and 1995 as a result of income generated by the domestic operations of Tupperware.


NOTE 9 RETIREMENT BENEFIT PLANS

The company has various pension plans covering substantially all domestic employees and certain employees in other countries. In addition to providing pension benefits, the company provides certain postretirement healthcare and life insurance benefits for selected U.S. and Canadian employees. Most employees and retirees outside the United States are covered by government healthcare programs. Employees may become eligible for these company benefits if they reach normal retirement age while working for the company and satisfy certain years of service requirements. The medical plans are contributory, with retiree contributions adjusted annually, and contain other cost-sharing features such as deductibles and coinsurance. The U.S. medical plans are coordinated with Medicare for post-65 retirees. The company has a right to modify or terminate these plans.

In 1997, the Company adopted Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement standardizes the disclosure requirements for pensions and other postretirement benefits. Prior years' information has been restated to conform with the requirements of this statement.

                                Pension Benefits     Postretirement Benefits
                               -------------------     -------------------
(In millions)                     1997       1996         1997       1996
                               --------   --------     --------   --------
Change in benefit obligation:
  Beginning balance            $ 289.2    $ 289.9      $ 114.7    $ 117.9
    Service cost                  10.6       10.4          2.4        2.4
    Interest cost                 21.1       21.0          8.1        7.9
    Actuarial loss (gain)         11.6      (16.2)        (0.4)      (2.8)
    Divestitures                   -          -            -         (4.1)
    Benefits paid                (17.8)     (15.9)        (6.3)      (6.6)
                               --------   --------     --------   --------
  Ending balance                 314.7      289.2        118.5      114.7
                               --------   --------     --------   --------

Change in plan assets at fair value:
  Beginning balance              309.2      285.0          -          -
    Actual return on
      plan assets                 57.8       38.5          -          -
    Company contributions          1.2        1.6          5.1        5.7
    Plan participant
      contributions                -          -            1.2        0.9
    Benefits paid                (17.8)     (15.9)        (6.3)      (6.6)
                               --------   --------     --------   --------
  Ending balance                 350.4      309.2          -          -
                               --------   --------     --------   --------

Funded status of the plan         35.7       20.0       (118.5)    (114.7)
  Unrecognized actuarial
    gain                         (48.0)     (27.0)        (5.6)      (5.5)
  Unrecognized prior
    service cost (benefit)         4.9        4.4         (6.1)      (6.6)
  Unrecognized net transition
    asset                         (6.3)      (8.3)         -          -
                               --------   --------     --------   --------
Accrued benefit cost           $ (13.7)   $ (10.9)     $(130.2)   $(126.8)
                               ========   ========     ========   ========

Weighted average assumptions:
  Discount rate                   7.3%       7.5%         7.3%       7.5%
  Return on plan assets           9.0        9.0          9.0        9.0
  Salary growth rate              4.5        4.5          N/A        N/A


Plan assets consist primarily of equity securities and corporate and government bonds. However, certain pension plans, primarily at foreign locations, were unfunded. As of December 27, 1997, and December 28, 1996, the accumulated benefit obligations of these plans were $5.6 million and $4.1 million, respectively.

                         Pension Benefits         Postretirement Benefits
                     -------------------------   -------------------------
(In millions)          1997     1996     1995      1997     1996     1995
                     -------  -------  -------   -------  -------  -------
Components of net
  periodic benefit
  cost:
    Service cost     $ 10.6   $ 10.4   $  7.9    $ 2.4    $  2.4   $  2.5
    Interest cost      21.1     21.0     19.7      8.1       7.9      9.0
    Actual return
      on plan assets  (57.8)   (38.5)   (55.9)     -         -        -
    Net amortization
      and deferral     32.1     14.5     32.1     (0.7)     (0.4)    (0.7)
                     -------  -------  -------   -------  -------  -------
Net periodic
benefit cost         $  6.0   $  7.4   $  3.8    $  9.8   $  9.9   $ 10.8
                     =======  =======  =======   =======  =======  =======

The assumed healthcare cost trend rate is 9.0% for the pre-65 plan and 6.0% for the post-65 plan for 1997. These rates are assumed to decrease by one percentage point per year until an ultimate level of 5.5% is reached. The rate is assumed to remain at that level thereafter. The healthcare cost trend rate assumption has a significant effect on the amounts reported. A one percentage point change in the assumed healthcare cost trend rates would have the following effects:

                                            1 Percentage    1 Percentage
(In millions)                              Point Increase  Point Decrease
                                           --------------  --------------
Effect on total of service and
  interest cost components                      $ 1.4          $ (1.2)
Effect on postretirement benefit
  obligation                                     13.9           (12.4)

The company also has several savings, thrift and profit-sharing plans. Its contributions to these plans are based upon various levels of employee participation. The total cost of these plans was $15.3 million in 1997, $14.1 million in 1996 and $11.7 million in 1995.


NOTE 10 INCENTIVE COMPENSATION PLANS

The company has an incentive plan ("Plan") that provides for grants of performance and stock awards.

Performance Awards
Under the Plan, key employees earned cash performance awards of approximately $9.1 million in 1997, $11.8 million in 1996 and $11.9 million in 1995. As of December 27, 1997, 187 employees were eligible to receive performance awards.

Stock Awards
The company has adopted the disclosure-only provisions of SFAS No. 123. Consistent with prior years, stock-based compensation continues to be recorded using the intrinsic value method prescribed in APB No. 25 and related Interpretations.

The Plan includes awards of stock options and restricted stock to employees and officers. As of December 27, 1997, the maximum number of shares that may be granted under the Plan is 4,774,305. Of the total shares available for award, up to 273,431 may be granted in the form of restricted stock. As of December 27, 1997, 246 employees participated in the Plan.

All outstanding stock options and restricted stock vest three years after their date of grant. All stock options issued to employees and officers under the Plan and previous plans have had exercise prices equal to the fair market value of the shares on the date of grant and have a term of 10 years. Therefore, the company has not recorded any compensation expense associated with these stock options.

Compensation expense associated with restricted stock grants is equal to the fair market value of the shares on the date of grant and is recognized ratably over the required holding period. Compensation expense associated with restricted stock grants was not significant.

Under the Director Stock Plan ("Director Plan") non-employee directors may elect to receive their annual retainers in the form of cash, stock or stock options. Options granted to directors become exercisable on the last day of the fiscal year in which they are granted, have a term of 10 years and have an exercise price that compensates for the foregone cash retainer. This amount and the value of stock grants on the date of award have been recognized as an expense by the company. The number of shares initially available for grant under the Director Plan and the number of shares available as of December 27, 1997, were 600,000 and 417,566, respectively. As of December 27, 1997, options to purchase 158,238 shares were exercisable.

Restricted stock and stock option activity in 1997, 1996 and 1995 for the Plan, Director Plan and previous plans is summarized below:

Restricted Stock

(Thousands of shares)                   1997      1996      1995
                                      -------   -------   -------
Beginning balance                        198        44        55
Awarded                                    8       203        35
Released                                 (13)      (22)      (46)
Forfeited                                  -       (55)        -
Adjustment due to Tupperware
  distribution                             -        28         -
                                      -------   -------   -------
Ending balance                           193       198        44
                                      =======   =======   =======
Shares available for issuance            273       281       447
                                      =======   =======   =======
Average fair value of shares
  awarded during the year             $32.25    $17.37    $43.65
                                      =======   =======   =======


Stock Options              1997              1996               1995
                       --------------    --------------    ---------------
                              Average           Average            Average
                               Option            Option             Option
(Thousands of shares)  Shares   Price    Shares   Price    Shares    Price
                       ------  ------    ------  ------    ------   ------
Beginning balance      8,079   $ 9.79    4,361   $27.59    4,939    $21.88
Granted                  814    31.86    1,642    15.43      660     46.16
Canceled                (178)   13.72   (1,628)   29.20     (109)    33.32
Exercised             (1,070)    7.50   (1,640)   11.61   (1,129)    12.90
Adjustment due to
  Tupperware
  distribution            -              5,344                -
                       ------            ------            ------
Ending balance         7,645   $12.37    8,079   $ 9.79    4,361    $27.59
                       ======  ======    ======  ======    ======   ======
Options exercisable
  at year-end          4,107   $ 7.48    3,871   $ 6.03    2,433    $15.47
                       ======  ======    ======  ======    ======   ======
Average fair value
  of options granted
  during the year              $ 9.96            $ 4.63             $12.79
                               ======            ======             ======

After the Distribution in 1996, restricted stock and the outstanding options to purchase Premark common stock that were held by Premark officers and employees continued to be solely for the purchase of Premark common stock. The number of restricted shares was adjusted to maintain their value, and the number and exercise price of outstanding stock options were adjusted in a manner that maintained in the aggregate the excess of market value over exercise price. This adjustment is reflected in the tables above as "Adjustment due to Tupperware distribution." The number of shares and exercise prices of outstanding stock options prior to the Distribution are reflected in the above table at their historical amounts. Restricted stock and options that were held by Tupperware officers and employees were canceled.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for 1997, 1996 and 1995, respectively: dividend yield of 1.3%, 1.6% and 2.0%; average risk-free interest rate of 6.1%, 6.4% and 5.8%; expected volatility of 26%, 25% and 25%; and expected option life of 5.1 years for all years.

Shares subject to option as of December 27, 1997, are summarized below:

(Thousands of
  shares)               Options Outstanding         Options Exercisable
                -------------------------------     -------------------
Range of           Shares   Average     Average        Shares   Average
Exercise          Subject    Option   Remaining       Subject    Option
Prices          to Option     Price        Life     to Option     Price
--------        ---------   -------   ---------     ---------   -------
$1.72 - $5.04       2,053    $ 3.87   3.8 years       2,053     $ 3.87
$8.50 - $13.27      3,257     11.51   6.9             2,041      11.06
$15.25 - $32.35     2,335     21.04   8.8                13      16.00
                    -----                             -----
                    7,645    $12.37   6.7             4,107     $ 7.48
                    =====    ======   =========       =====     ======

If the company had determined compensation cost based on the fair value at the grant dates for the 1997, 1996 and 1995 stock option grants consistent with SFAS No. 123, the company's net earnings and earnings per share from continuing operations would have been reduced to the pro forma amounts indicated below:



(In millions,                           Dec. 27,   Dec. 28,   Dec. 30,
  except per share amounts)                 1997       1996       1995
                                        ---------  ---------  ---------

Net income from continuing operations:
  Reported                              $  103.8   $   56.7   $   78.9
  Pro forma                                100.4       54.0       78.6
Net income from continuing operations
   per share, assuming dilution:
    Reported                            $   1.59   $   0.89   $   1.26
    Pro forma                               1.54       0.84       1.25

The above pro forma amounts assume the application of SFAS No. 123 beginning with the 1995 grants. Prior years' amounts are not representative of the effects on reported net income for future years as stock compensation expense is amortized over the three-year vesting period. As a result, 1997 is the first year in which three years of amortization of stock compensation expense is reflected.

NOTE 11 SEGMENTS OF THE BUSINESS

The company has the following business segments: the Food Equipment Group - commercial food equipment for the foodservice and food retail industries; the Decorative Products Group - decorative laminates and laminate flooring, ceramic tile and hardwood flooring (prior to the sale of Hartco in June 1996); and the Consumer Products Group - home appliances, direct-to-the-home products and physical fitness equipment.

(In millions)                               1997       1996       1995
                                        ---------  ---------  ---------
Net sales
  Food Equipment Group:
    United States                       $  748.0   $  728.1   $  710.8
    Europe                                 430.1      414.3      442.2
    Other International                    107.9       96.0       84.8
                                        ---------  ---------  ---------
Total Food Equipment Group               1,286.0    1,238.4    1,237.8
Decorative Products Group                  790.2      730.4      686.6
Consumer Products Group                    330.6      298.8      289.0
                                        ---------  ---------  ---------
Total net sales                         $2,406.8   $2,267.6   $2,213.4
                                        =========  =========  =========

Segment profit
  Food Equipment Group:
    United States                       $   66.1   $   63.8   $   71.1
    Europe                                   2.7        6.2       15.5
    Other International                      3.1        7.9        5.3
                                        ---------  ---------  ---------
  Total Food Equipment Group                71.9       77.9       91.9
  Decorative Products Group                 82.4       28.5       50.4
  Consumer Products Group                   36.3       32.6       25.3
                                        ---------  ---------  ---------
Total segment profit                       190.6      139.0      167.6
  Unallocated expenses                     (11.0)     (16.8)     (22.7)
  Interest expense, net                     (4.9)      (9.3)     (24.6)
                                        ---------  ---------  ---------
Income from continuing operations
  before income taxes                   $  174.7   $  112.9   $  120.3
                                        =========  =========   =========

Identifiable assets
  Food Equipment Group:
    United States                       $  474.4   $  401.3   $  390.8
    Europe                                 285.0      231.6      246.1
    Other International                     67.2       58.0       49.8
                                        ---------  ---------  ---------
  Total Food Equipment Group               826.6      690.9      686.7
  Decorative Products Group                585.9      525.8      624.5
  Consumer Products Group                  163.9      149.8      139.0
  Corporate                                189.4      294.3       95.9
                                        ---------  ---------  ---------
Total identifiable assets               $1,765.8   $1,660.8   $1,546.1
                                        =========  =========  =========

Depreciation and amortization
  Food Equipment Group:
    United States                       $   16.8   $   16.2   $   16.9
    Europe                                   9.0        8.0        8.5
    Other International                      2.1        1.5        1.0
                                        ---------  ---------  ---------
  Total Food Equipment Group                27.9       25.7       26.4
  Decorative Products Group                 31.7       35.3       37.4
  Consumer Products Group                    6.7        5.5        5.3
  Corporate                                  1.6        1.6        2.3
                                        ---------  ---------  ---------
Total depreciation and amortization     $   67.9   $   68.1   $   71.4
                                        =========  =========  =========

Capital expenditures
  Food Equipment Group:
    United States                       $   20.2   $   22.2   $   26.9
    Europe                                   6.9        7.5        6.5
    Other International                      3.8        6.2        2.3
                                        ---------  ---------  ---------
  Total Food Equipment Group                30.9       35.9       35.7
  Decorative Products Group                 39.2       36.1       40.9
  Consumer Products Group                   10.9       12.0        8.6
  Corporate                                  0.4        0.1        0.5
                                        ---------  ---------  ---------
Total capital expenditures              $   81.4   $   84.1   $   85.7
                                        =========  =========  =========

The Decorative Products and Consumer Products Groups operate primarily in the United States. Sales to a single customer did not exceed 10% of total sales. Export sales were $149.1 million, $152.8 million and $124.6 million in 1997, 1996 and 1995, respectively. In the Decorative Products Group, the only class of products that accounted for more than 10% of consolidated sales was decorative laminates with sales of approximately $508 million in 1997, $458 million in 1996 and $426 million in 1995. In the Food Equipment Group, service revenue accounted for $379 million, $372 million and $363 million of sales for the years 1997, 1996 and 1995, respectively. The cost of sales associated with these service revenues was $204 million, $201 million and $202 million in 1997, 1996 and 1995, respectively.

Unallocated expenses are corporate expenses and other items not related to the operations of the segments. Corporate assets consist of cash and assets maintained for general corporate purposes. As of December 27, 1997, the company's net investment in international operations was $265.1 million.


NOTE 12 CONTINGENCIES

The company and certain subsidiaries are involved in litigation and various legal matters that are being defended and handled in the ordinary course of business. Included among these matters are environmental issues for which the company estimates its range of possible exposure to be $10 million to $31 million as of December 27, 1997. The company anticipates that any necessary expenditures would be made over the next 10 years. As of December 27, 1997, the company had accruals of $13.5 million for these matters. The company has not recorded any significant claims against third parties associated with these accruals.

As of December 27, 1997, the company had an accrual of $40.3 million recorded for the estimated costs of adhesive claims against its Wilsonart subsidiary. Also recorded were assets totaling $10.4 million representing future amounts expected to be reimbursed by its insurer for these claims.

None of the company's contingencies is expected to have a material adverse effect on its financial position, results of operations or any individual year's cash flow.


NOTE 13 QUARTERLY SUMMARY (UNAUDITED)

Following is a summary of the unaudited interim results of operations, the dividends declared per share of common stock and the price range of the common stock composite for each quarter in the years ended December 27, 1997, and December 28, 1996.

(In millions, except              First     Second      Third     Fourth
  per share amounts)            Quarter    Quarter    Quarter    Quarter
                                -------    -------    -------    -------
Year ended December 27, 1997
Net sales                       $545.6     $594.4     $601.4     $665.4
Cost of products sold            342.2      371.1      376.4      436.1
Net income                        20.8       28.3       33.9       20.8
Net income per share              0.33       0.46       0.54       0.34
Net income per share -
  assuming dilution               0.32       0.43       0.52       0.32
Dividends declared per share      0.08       0.09       0.09       0.09
Composite stock price range:
  High                            23 7/8     30        32 15/16   33 1/8
  Low                             20 7/8     19 5/8    26 3/4     25 3/16
  Close                           20 7/8     26 3/4    32 7/16    27 9/16

Year ended December 28, 1996
Net sales                        $528.7     $565.7    $563.2     $610.0
Cost of products sold             340.7      363.9     353.0      386.2
Income (loss) from
  continuing operations            11.8      (17.3)     30.2       32.0
Net income                         44.6       12.1      30.2       32.0
Per share:
  Income (loss) from
    continuing operations          0.19      (0.28)     0.49       0.51
  Net income                       0.73       0.20      0.49       0.51
Per share - assuming dilution:
  Income (loss) from
    continuing operations          0.19      (0.27)     0.47       0.49
  Net income                       0.71       0.19      0.47       0.49
Dividends declared per share       0.27       0.30      0.08       0.08
Composite stock price range:
  High                             55 1/8     18 1/2*   20         24 1/4
  Low                              49 5/8     15 1/4*   16 3/8     18 7/8
  Close                            53 5/8     18 1/2*   19         22 7/8

*On May 31, 1996, Premark spun off its Tupperware business. Stock prices reflect activity after May 20.

In the fourth quarter of 1997, the company recorded a $14.5 million pretax charge for global restructuring at the Food Equipment Group.

In the second quarter of 1996, the company sold its Hartco Flooring subsidiary. A pretax loss of $43.1 million ($38.6 million after tax or $0.60 per diluted share) was recognized as a result of the sale.


NOTE 14 SHAREHOLDERS' RIGHTS PLAN

In November 1996, the company replaced its shareholders' rights plan with a new plan having a duration of 10 years, under which the company declared a dividend of one Series A Junior Participating Preferred share purchase right for each outstanding share of common stock. The company redeemed the common share purchase rights declared under a ten-year rights agreement adopted in March 1989.

If an acquirer buys 15% or more of the company's stock, the plan allows other shareholders to buy, with each right, additional company shares at a 50% discount. If the company is acquired in a merger or other business combination transaction, rights holders will be entitled to buy shares of the acquiring company at a 50% discount. If an acquirer buys between 15% and 50% of the company's outstanding stock, the company can exchange part or all of the rights of other holders for shares of the company's stock on a one-for-one basis, or shares of the Series A Junior Participating Preferred stock on a one-for-one-hundredth basis. Before an acquirer buys 15% or more of the company's common stock, the company may redeem the rights. The Board is authorized to reduce the 15% threshold to not less than 10%.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the three years ended December 27, 1997
(In millions)                                            Additions
                                                  ------------------------
                                                                   Charged
                                   Balance at     Charged to      to Other                     Balance
                                    Beginning      Costs and     Accounts-     Deductions-      at End
Description                         of Period       Expenses      Describe       Describe    of Period
--------------------------------   ----------     ----------     ---------     -----------   ---------
Allowance for doubtful accounts,
  current and long term:
    Year ended December 27, 1997      $ 19.0         $  4.4           -         $ (4.2)<F1>    $ 19.2
                                                                                  (0.9)<F2>
                                                                                   0.9 <F4>
    Year ended December 28, 1996      $ 20.2         $  5.5           -         $ (5.8)<F1>    $ 19.0
                                                                                  (0.4)<F2>
                                                                                  (0.5)<F3>
    Year ended December 30, 1995      $ 18.2         $  4.5           -         $ (3.4)<F1>    $ 20.2
                                                                                   0.5 <F2>
                                                                                   0.4 <F4>
Valuation allowance for deferred
  tax assets:
    Year ended December 27, 1997      $ 16.5         $  6.2           -            -           $ 22.7
    Year ended December 28, 1996      $  7.3         $  9.2           -            -           $ 16.5
    Year ended December 30, 1995      $  6.9         $  0.4           -            -           $  7.3

<F1> Represents write-offs less recoveries.
<F2> Foreign currency translation adjustment.
<F3> Business sold.
<F4> Businesses acquired.