Form 10-K/A
period 1997-12-27
PREMARK INTERNATIONAL INC
filed 1998-03-23
CIK 800575

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                           _________________
                             FORM 10-K/A-1
(Mark One)

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

Item 1.

The undersigned Registrant hereby amends Form 10-K for the year ended December 27, 1997, filed on March 19, 1998, by adding to Exhibit 27 thereof Restated Financial Data Schedules for fiscal years 1996 and 1995, pursuant to Regulation S-K Item 601(c)(2)(iii) to reflect the adoption of FAS 128.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      PREMARK INTERNATIONAL, INC.



Date: March 20, 1998                  By /s/John M. Costigan
                                           John M. Costigan
                                           Senior Vice President,
                                           General Counsel and
                                           Secretary


Item 2.  Exhibits.

Exhibit No.     Description of Document                   Location

27              Restated Financial Data Schedules         Included herewith