Form 10-Q
period 1998-03-28
PREMARK INTERNATIONAL INC
filed 1998-05-11
CIK 800575

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549
                          FORM 10-Q

(Mark One)

   [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

                For the 13 weeks ended March 28, 1998

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

As of May 5, 1998, 62,055,231 shares of the Common Stock, $1.00 par value, of the Registrant were outstanding.

                        PART I
                   FINANCIAL INFORMATION

Item 1. Financial Statements

    a)  Financial Statements of Registrant

                                                         Page
        Index                                            Number

        Condensed Consolidated Statement of Income
        (Unaudited) for the 13 week periods ended
        March 28, 1998 and March 29, 1997................  2

        Condensed Consolidated Balance Sheet
        as of March 28, 1998 (Unaudited) and
        December 27, 1997................................  3

        Condensed Consolidated Statement of Cash Flows
        (Unaudited) for the 13 week periods ended
        March 28, 1998 and March 29, 1997................  5

        Notes to Condensed Consolidated
        Financial Statements (Unaudited).................  6


The condensed consolidated financial statements of the Registrant included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Annual Report on Form 10-K of the Registrant for its fiscal year ended December 27, 1997.

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

               PREMARK INTERNATIONAL, INC.
       CONDENSED CONSOLIDATED STATEMENT OF INCOME
                      (Unaudited)

                                                13 Weeks Ended
                                              -------------------
                                              March 28, March 29,
                                                1998       1997
                                              --------   --------
                             (In millions, except per share data)

Net sales...................................  $ 616.4    $ 545.6
                                              --------   --------

Costs and expenses:
  Cost of products sold.....................    391.1      342.2
  Delivery, sales, and
    administrative expense..................    184.5      168.7
  Interest expense..........................      3.6        2.9
  Interest income...........................     (1.2)      (3.2)
  Other (income) expense, net...............     (0.4)       0.6
                                              --------   --------
     Total costs and expenses...............    577.6      511.2
                                              --------   --------

Income before income taxes..................     38.8       34.4
Provision for income taxes..................     14.9       13.6
                                              --------   --------
Net income..................................     23.9       20.8

Retained earnings, beginning of period......    749.7      688.2
Cash dividends declared.....................     (5.6)      (5.0)
Cost of treasury stock issued
  in excess of option exercise prices.......     (7.7)      (3.6)
                                              --------   --------
Retained earnings, end of period............  $ 760.3    $ 700.4
                                              ========   ========

Net income per common share.................  $  0.39    $  0.33
                                              ========   ========

Net income per common share--
  assuming dilution.........................  $  0.37    $  0.32
                                              ========   ========

Average number of common shares
  outstanding...............................     61.9       62.7
                                              ========   ========

Average number of common shares
  and assumed conversions...................     64.8       65.6
                                              ========   ========

Dividends declared per common share.........  $  0.09    $  0.08
                                              ========   ========

See accompanying Notes to Condensed Consolidated Financial
Statements (Unaudited).

                  PREMARK INTERNATIONAL, INC.
             CONDENSED CONSOLIDATED BALANCE SHEET
                            ASSETS

                                            March 28,
                                              1998     December 27,
                                           (Unaudited)    1997
                                            ---------  ---------
                                                 (In millions)

Cash and cash equivalents.................  $  123.8   $  151.3
Accounts and notes receivable.............     426.5      446.2
  Less allowances for
    doubtful accounts.....................     (17.7)     (18.1)
                                            ---------  ---------
                                               408.8      428.1

Inventories...............................     428.7      394.0
Deferred income tax benefits..............      68.9       68.8
Prepaid expenses..........................      35.7       35.2
                                            ---------  ---------
    Total current assets..................   1,065.9    1,077.4
                                            ---------  ---------

Property, plant, and equipment............   1,021.6      986.0
  Less accumulated depreciation...........    (561.4)    (550.9)
                                            ---------  ---------
                                               460.2      435.1

Intangibles, net of accumulated
  amortization............................     173.7      172.2
Other assets..............................      78.8       81.1
                                            ---------  ---------
    Total assets..........................  $1,778.6   $1,765.8
                                            =========  =========

See accompanying Notes to Condensed Consolidated Financial
Statements (Unaudited).

                  PREMARK INTERNATIONAL, INC.
             CONDENSED CONSOLIDATED BALANCE SHEET
             LIABILITIES AND SHAREHOLDERS' EQUITY

                                             March 28,
                                                1998    December 27,
                                            (Unaudited)    1997
                                             ---------  ---------
                                                 (In millions)

Accounts payable...........................  $  135.3   $  135.2
Short-term borrowings and current
  portion of long-term debt................      12.9       14.7
Accrued liabilities........................     387.7      395.4
                                             ---------  ---------
    Total current liabilities..............     535.9      545.3
                                             ---------  ---------

Long-term debt.............................     112.6      112.3
Accrued postretirement benefit cost........     126.0      124.2
Other liabilities..........................      80.3       76.1

Shareholders' equity:
  Preferred stock, $1.00 par value,
    authorized 50,000,000 shares;
    issued -- none.........................       -          -
  Series A Junior Participating
    Preferred stock, $1.00 par value,
    authorized 1,000,000 shares;
    issued - none..........................       -          -
  Common stock, $1.00 par value,
    authorized 200,000,000 shares;
    issued -- 69,003,840 shares............      69.0       69.0
Capital surplus............................     352.1      348.9
Retained earnings..........................     760.3      749.7
Treasury stock, 6,964,023 shares at
  March 28, 1998 and 7,201,201 shares
  at December 27, 1997, at cost............    (229.8)    (236.1)
Unearned portion of restricted
  stock issued for future service..........      (2.2)      (1.5)
Accumulated other comprehensive income.....     (25.6)     (22.1)
                                             ---------  ---------
    Total shareholders' equity.............     923.8      907.9
                                             ---------  ---------
    Total liabilities and
      shareholders' equity.................  $1,778.6   $1,765.8
                                             =========  =========

See accompanying Notes to Condensed Consolidated Financial
Statements (Unaudited).

                PREMARK INTERNATIONAL, INC.
       CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                       (Unaudited)

                                                 13 Weeks Ended
                                              -------------------
                                              March 28, March 29,
                                                1998       1997
                                              --------   --------
                                                 (In millions)

Cash flows from operating activities:
  Net income................................  $  23.9    $  20.8
  Adjustments to reconcile net income to
    net cash provided by operating
    activities:
      Depreciation and amortization.........     19.4       16.0
      Changes in assets and liabilities:
        Accounts and notes receivable.......     28.7       26.9
        Inventory...........................    (15.0)     (19.2)
        Accounts payable and
          accrued liabilities...............    (39.9)     (11.7)
        Current income taxes................      3.5       11.9
        Deferred income taxes...............      -         (0.2)
        Prepaid expenses....................     (3.0)      (0.3)
        Other...............................      9.0        3.2
                                              --------   --------
          Net cash provided by
            operating activities............     26.6       47.4
                                              --------   --------

Cash flows from investing activities:
  Capital expenditures......................    (20.3)     (19.7)
  Sales of short-term investments...........      -         59.3
  Business acquisitions.....................    (24.2)      (2.0)
  Other.....................................      0.4       (0.1)
                                              --------   --------
          Net cash (used in) provided by
            investing activities............    (44.1)      37.5
                                              --------   --------

Cash flows from financing activities:
  Net proceeds from short-term borrowings...      1.9        3.3
  Repayment of long-term debt...............     (3.9)       -
  Proceeds from exercise of stock options...      2.7        1.7
  Purchase of treasury stock................     (4.7)      (8.3)
  Payment of dividends......................     (5.6)      (5.1)
                                              --------   --------
          Net cash used in
            financing activities............     (9.6)      (8.4)
                                              --------   --------

Effect of exchange rate changes on cash
  and cash equivalents......................     (0.4)      (1.6)
                                              --------   --------
Net (decrease) increase in cash
  and cash equivalents......................  $ (27.5)   $  74.9
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


Note 2:  Inventories

Inventories, by component, are summarized as follows (in millions):

                                    March 28,    December 27,
                                       1998          1997
                                   -----------   -----------

Finished goods..................     $ 219.8       $ 207.4
Work in process.................        34.9          14.8
Raw materials and supplies......       174.0         171.8
                                     --------      --------
     Total inventories               $ 428.7       $ 394.0
                                     ========      ========


Note 3:  Comprehensive Income

The components of comprehensive income, net of related tax, for the 13 week periods ended March 28, 1998 and March 29, 1997 are as follows:

                                             1998         1997
                                           --------     --------

Net income..............................   $  23.9      $  20.8
Foreign currency translation
  adjustments...........................      (3.5)        (7.0)
                                           --------     --------
Comprehensive income....................   $  20.4      $  13.8
                                           ========     ========

Accumulated other comprehensive income, net of related tax benefits, at March 28, 1998 and December 27, 1997, is comprised solely of foreign currency translation adjustments.


Note 4:  Net Income per Share

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

The following table sets forth the computation of basic and diluted earnings per share.

                                                 13 Weeks Ended
                                              -------------------
                                              March 28, March 29,
                                                1998       1997
                                              --------   --------
                                                 (In millions)

Numerator for both basic and diluted
  earnings per share--net income............  $  23.9    $  20.8
                                              ========   ========
Denominator for basic earnings per
  share--weighted average shares............     61.9       62.7
Plus:  Effect of dilutive securities--
  employee stock options....................      2.9        2.9
                                              --------   --------
Denominator for diluted earnings per
  share--weighted average shares and
  assumed conversions.......................     64.8       65.6
                                              ========   ========
Basic earnings per share....................  $  0.39    $  0.33
                                              ========   ========
Diluted earnings per share..................  $  0.37    $  0.32
                                              ========   ========

Options to purchase 778,500 shares of common stock at $32.25 per share were outstanding during 1998 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.


Note 5:  Acquisitions

In early fiscal 1998, Wilsonart completed the acquisition of the Resopal (German) and Arborite (Canadian) decorative laminate businesses from Forbo Holdings AG for approximately $15 million, subject to final balance sheet adjustments. In addition, the company's Food Equipment Group completed the acquisition of Somat Corporation, a manufacturer of commercial waste systems, for $3.4 million and Wittco Foodservice Equipment, Inc., a manufacturer of cooking equipment, primarily warming, holding and display cabinets, for $5.7 million.


Note 6:  Subsequent Events

In the first quarter of 1998, the company announced that, subject to regulatory approval, its Food Equipment Group had agreed to acquire Traulsen & Co., Inc., a manufacturer of commercial refrigeration equipment, for approximately $41 million, which includes the assumption of approximately $4 million in debt. The acquisition was completed on April 30, 1998.

In April 1998, the company announced that Wilsonart had acquired a majority position in a joint venture in Thailand for approximately $10 million. This joint venture will provide
Wilsonart manufacturing capacity for laminate in the Far East.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

The following is a discussion of the results of operations for the 13 weeks ended March 28, 1998, compared with the 13 weeks ended March 29, 1997, and changes in financial condition during the 13 weeks ended March 28, 1998.

Net Sales

Net sales for the first quarter of 1998 were a record $616.4 million, an increase of 13% compared with net sales of $545.6 million in 1997. Record sales occurred at the Food Equipment Group, Wilsonart and Precor. West Bend's sales declined substantially, while Florida Tile's sales were flat with 1997.

Costs and Expenses

Cost of products sold as a percentage of net sales was 63.4% for the first quarter of 1998 compared with 62.7% in the first quarter of 1997. The increase was due to higher manufacturing costs at Wilsonart's first quarter 1998 acquisitions, coupled with lower production levels at Florida Tile. These items more than offset improved manufacturing efficiencies at the Food Equipment Group's European and U.S. sectors.

Delivery, sales and administrative expense as a percent of net sales was 29.9% for the first quarter of 1998 compared with 30.9% in the first quarter of 1997. The improvement is principally due to lower expenses at the Food Equipment Group's European sector due in part to the absence in 1998 of a provision for reduction in force and benefits from previous reductions in personnel.

Net Interest Expense

Interest expense, net of interest income, was $2.4 million in the first quarter of 1998 versus net interest income of $0.3 million in the first quarter of 1997. The increase in net interest expense in 1998 was due to a lower cash position as well as a change in the investment vehicles chosen for cash, resulting in less cash being invested in interest-bearing instruments. The majority of income on cash investments is included in other income in 1998.

Tax Rate

The effective tax rate was 38.5% for the first quarter of 1998, compared with 39.5% for the first quarter of 1997, and 40.6% for the year ended December 27, 1997. In 1998, the company had lower foreign income taxes compared with the first quarter of 1997.
The full year 1997 rate represents the company's inability to realize fully the tax benefit of a charge associated with the global restructuring of the Food Equipment Group.

Net Income

Net income improved nearly 15% to $23.9 million, or 37 cents per diluted share, in 1998 from $20.8 million, or 32 cents per diluted share, in 1997. A significant improvement in profitability at the Food Equipment Group and Wilsonart more than offset declines at Florida Tile, West Bend and Precor, along with higher net interest expense.


Segment Results

Food Equipment Group

Net sales for the first quarter of 1998 were $312.9 million, an increase of 8% compared with $289.8 million in the same period in 1997. Excluding the negative impact of a stronger U.S. dollar, sales for the group rose more than 10%, driven by increases in all areas and the effect of acquisitions. Segment profit was $18.4 million, an increase of nearly 71% from $10.8 million reported in the same period in 1997, due to improvements in all areas and the absence of a provision taken in 1997 for reduction in force. International operations accounted for 40% of segment sales and 35% of segment profit for the quarter.

U.S. sales rose nearly 9% to $186.4 million as the inclusion of Baxter, acquired in the fourth quarter of 1997, growth in all channels at Hobart, and improvement at Vulcan Hart more than offset lower export volume. Excluding acquisitions, sales grew 3%. Segment profit of $11.9 million rose 14% from the first quarter of 1997. Higher sales and production volumes more than offset increases in marketing and administrative expenses.

European sales rose nearly 8% for the first quarter of 1998 to $102.6 million. On a local currency basis, European sales climbed nearly 14% for the quarter, reflecting the acquisition of Eurotec in the second quarter of 1997 and gains in several countries, notably the U.K. Excluding Eurotec, sales increased 3%. Segment profit for the sector was $5.7 million for the first quarter of 1998 versus a breakeven position in the same period last year. The improvement was due to the higher local currency sales, favorable manufacturing variances and the absence of 1997's $2.4 million provision for organizational changes.

Sales for the other international operations of $23.9 million grew by 4% in the first quarter to a record level. On a local currency basis, sales rose 12%. Growth in Canada and Latin America more than offset a decline in the Asia Pacific countries. Segment profit for the first quarter rose substantially from last year to $0.8 million due to the absence of a 1997 inventory adjustment in Australia, which more than offset startup costs in several small markets.

Decorative Products

Net sales were $233.2 million for the first quarter of 1998, an increase of 28% compared with $181.9 million in the same period in 1997. Segment profit of $18.1 million in the first quarter of 1998, however, was a 1% decline from a profit of $18.3 million in the first quarter last year.

Wilsonart reported record sales and profit for the first quarter of 1998. Sales increased 36% versus the same period in 1997, principally reflecting higher volume, growth related to the laminate flooring products, as well as the impact of the acquisition of Aborite and Resopal. Absent the acquisitions, sales would have grown 18%. Segment profit rose 18% on higher volume and improved pricing, despite marketing expenses associated with new product introductions, and a loss at Arborite and Resopal.

Florida Tile's sales were flat compared to last year, as a 4% growth in volume was offset by competitive pricing pressures. A segment loss was reported versus a segment profit in 1997, reflecting lower production volumes in order to keep inventory levels consistent with sales.

Consumer Products

Net sales were $70.3 million for the first quarter of 1998, a decline of 5% compared with $73.9 million in the same period in 1997. Segment profit for the quarter was $7.0 million versus
$8.0 million last year.

West Bend's sales dropped 22% from 1997. Housewares sales declined 23% from last year, reflecting lower volumes in most products, especially bread makers. Direct-to-the-home cookware sales also fell significantly, dropping 19% from 1997, reflecting lower private label volume. Segment profit declined substantially as a result of the lower volume, partially offset by improved manufacturing efficiencies in the cookware sector and lower operating expenses.

Precor had a 20% growth in sales to record levels on the strength of a large increase in sales of the elliptical cross trainer product, which more than offset a decline in treadmills. The unit's segment profit decreased slightly from 1997 as a result of increased new product development efforts.

Financial Condition

In early fiscal 1998, the company completed the acquisition of the Resopal and Arborite decorative laminate businesses from Forbo Holdings AG for approximately $15 million. In addition, the company purchased Somat Corporation for $3.4 million and Wittco Foodservice Equipment, Inc. for $5.7 million. Funds used to purchase these companies came from available cash.

Net cash provided by operating activities in the first quarter of 1998 was $26.6 million compared with $47.4 million in the first quarter of 1997. The lower cash generation in 1998 primarily reflects a larger decrease in accounts payable and accrued liabilities than in 1997, as well as higher income tax payments. Net cash used in investing activities in 1998 was primarily reflective of the acquisitions made during the first quarter of Arborite, Resopal, Somat and Wittco. Capital expenditures totaled $20.3 million and $19.7 million in 1998 and 1997, respectively. Net cash provided by investing activities last year was primarily due to sales of short-term investments.

Net cash used in financing activities was $9.6 million for the first quarter of 1998 versus $8.4 million in 1997. The slight increase in cash used between years reflects a slight decrease in debt this year versus an increase in borrowings last year, partially offset by lower repurchases of treasury stock in 1998.

The total debt-to-capital ratio at the end of the first quarter of 1998 was 12.0%, compared with 12.2% at the end of the first quarter of 1997 and 12.3% as of December 27, 1997. The lower ratio as of March 28, 1998, compared with the other periods reflects the impact of a higher equity balance.

Working capital as of March 28, 1998 decreased by $2.1 million from December 27, 1997. The largest changes among the components of working capital were a decrease in cash and cash equivalents and accounts and notes receivable, offset by higher net inventories and slightly lower accrued liabilities.

As of March 28, 1998, unused lines of credit were approximately $458.5 million, including $250 million under a revolving credit agreement that expires in October, 2002. Future cash flows, lines of credit and other short-term financing are expected to be adequate to fund operating and investing activities.

In August 1996, the company announced it would repurchase 6 million of its shares, with volume and timing to depend on market conditions. Purchases will be made in the open market or through other transactions and will be financed through available cash, cash flow from operations or issuance of additional debt. Under this plan, through March 28, 1998, and May 5, 1998, respectively, the company has repurchased 2,295,000 shares and 2,357,000 shares at an average cost of $27 per share for both periods.

                        PART II

                   OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K

   (a)  Exhibits (numbered in accordance with Item 601 of
        Regulation S-K)

        (27) Financial Data Schedules for the first quarter of 1998 and 1997 are filed as exhibits to this Report


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



                                   PREMARK INTERNATIONAL, INC.



                                   By:    John M. Costigan
                                      -------------------------
                                        Senior Vice President,
                                    General Counsel and Secretary



                                   By:   Lawrence B. Skatoff
                                      -------------------------
                                      Senior Vice President and
                                       Chief Financial Officer




Deerfield, Illinois
May 11, 1998

                                                         EXHIBIT INDEX

Exhibit No.              Description

   (27) Financial Data Schedules for the first fiscal quarter of 1998 and 1997 are filed as exhibits to this Report.