Form 10-Q
period 1998-06-27
PREMARK INTERNATIONAL INC
filed 1998-08-07
CIK 800575

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549
                             FORM 10-Q

(Mark One)

   [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

                For the 26 weeks ended June 27, 1998

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

As of August 5, 1998, 62,005,388 shares of the Common Stock,
$1.00 par value, of the Registrant were outstanding.

                         PART I
                  FINANCIAL INFORMATION

Item 1. Financial Statements

    a)  Financial Statements of Registrant

                                                           Page
        Index                                             Number

        Condensed Consolidated Statement of Income
        (Unaudited) for the 13 week periods ended
        June 27, 1998 and June 28, 1997..................    2

        Condensed Consolidated Statement of Income
        (Unaudited) for the 26 week periods ended
        June 27, 1998 and June 28, 1997..................    3

        Condensed Consolidated Balance Sheet
        as of June 27, 1998 (Unaudited) and
        December 27, 1997................................    4

        Condensed Consolidated Statement of Cash Flows
        (Unaudited) for the 26 week periods ended
        June 27, 1998 and June 28, 1997..................    6

        Notes to Condensed Consolidated
        Financial Statements (Unaudited).................    7

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

                   PREMARK INTERNATIONAL, INC.
           CONDENSED CONSOLIDATED STATEMENT OF INCOME
                           (Unaudited)

                                                13 Weeks Ended
                                             --------------------
                                              June 27,   June 28,
                                                1998       1997
(In millions, except per share data)         ---------  ---------

Net sales...................................  $ 675.3    $ 594.4
                                              --------   --------

Costs and expenses:
  Cost of products sold.....................    426.2      371.1
  Delivery, sales, and
    administrative expense..................    194.0      175.7
  Interest expense..........................      3.1        3.1
  Interest income...........................     (0.8)      (2.0)
  Other expense, net........................      0.2        0.1
                                              --------   --------
     Total costs and expenses...............    622.7      548.0
                                              --------   --------

Income before income taxes..................     52.6       46.4
Provision for income taxes..................     20.3       18.1
                                              --------   --------
Net income..................................     32.3       28.3

Retained earnings, beginning of period......    760.3      700.4
Cash dividends declared.....................     (6.2)      (5.6)
Cost of treasury stock issued
  in excess of option exercise prices.......     (2.5)      (4.3)
                                              --------   --------
Retained earnings, end of period............  $ 783.9    $ 718.8
                                              ========   ========

Net income per common share.................  $  0.52    $  0.46
                                              ========   ========

Net income per common share
  --assuming dilution.......................  $  0.50    $  0.43
                                              ========   ========

Average number of common shares
  outstanding...............................     62.0       62.3
                                              ========   ========

Average number of common shares
  and assumed conversions...................     64.9       65.3
                                              ========   ========

Dividends declared per common share.........  $  0.10    $  0.09
                                              ========   ========

See accompanying Notes to Condensed Consolidated Financial
Statements (Unaudited).

                   PREMARK INTERNATIONAL, INC.
           CONDENSED CONSOLIDATED STATEMENT OF INCOME
                           (Unaudited)

                                                26 Weeks Ended
                                             --------------------
                                              June 27,   June 28,
                                                1998       1997
(In millions, except per share data)         ---------  ---------

Net sales..................................  $1,291.7   $1,140.0
                                             ---------  ---------

Costs and expenses:
  Cost of products sold....................     817.3      713.4
  Delivery, sales, and
    administrative expense.................     378.5      344.4
  Interest expense.........................       6.7        6.0
  Interest income..........................      (2.0)      (5.2)
  Other (income) expense, net..............      (0.2)       0.6
                                             ---------  ---------
     Total costs and expenses..............   1,200.3    1,059.2
                                             ---------  ---------

Income before income taxes.................      91.4       80.8
Provision for income taxes.................      35.2       31.7
                                              --------   --------
Net income.................................      56.2       49.1

Retained earnings, beginning of period.....     749.7      688.2
Cash dividends declared....................     (11.8)     (10.6)
Cost of treasury stock issued
  in excess of option exercise prices......     (10.2)      (7.9)
                                             ---------  ---------
Retained earnings, end of period...........  $  783.9   $  718.8
                                             =========  =========

Net income per common share................  $   0.91   $   0.79
                                             =========  =========

Net income per common share
  --assuming dilution......................  $   0.87   $   0.75
                                             =========  =========

Average number common shares
  outstanding..............................      62.0       62.5
                                             =========  =========

Average number common shares
  and assumed conversions..................      64.8       65.5
                                             =========  =========

Dividends declared per common share.........  $  0.19    $  0.17
                                              ========   ========

See accompanying Notes to Condensed Consolidated Financial
Statements (Unaudited).

                   PREMARK INTERNATIONAL, INC.
              CONDENSED CONSOLIDATED BALANCE SHEET
                             ASSETS

                                             June 27,
                                               1998    December 27,
                                           (Unaudited)    1997
(In millions)                               ---------   ---------

Cash and cash equivalents.................  $   74.6   $  151.3
Accounts and notes receivable.............     440.8      446.2
  Less allowances for
    doubtful accounts.....................     (20.0)     (18.1)
                                            ---------  ---------
                                               420.8      428.1

Inventories...............................     449.9      394.0
Deferred income tax benefits..............      81.3       68.8
Prepaid expenses..........................      39.2       35.2
                                            ---------  ---------
    Total current assets..................   1,065.8    1,077.4
                                            ---------  ---------

Property, plant, and equipment............   1,068.5      986.0
  Less accumulated depreciation...........    (578.3)    (550.9)
                                            ---------  ---------
                                               490.2      435.1

Intangibles, net of accumulated
  amortization............................     205.3      172.2
Other assets..............................      78.7       81.1
                                            ---------  ---------
    Total assets..........................  $1,840.0   $1,765.8
                                            =========  =========

See accompanying Notes to Condensed Consolidated Financial
Statements (Unaudited).

                   PREMARK INTERNATIONAL, INC.
              CONDENSED CONSOLIDATED BALANCE SHEET
              LIABILITIES AND SHAREHOLDERS' EQUITY

                                             June 27,
                                               1998     December 27,
                                            (Unaudited)    1997
(In millions)                                ---------   ---------


Accounts payable...........................  $  144.6   $  135.2
Short-term borrowings and current
  portion of long-term debt................      20.3       14.7
Accrued liabilities........................     387.5      395.4
                                             ---------  ---------
    Total current liabilities..............     552.4      545.3
                                             ---------  ---------

Long-term debt.............................     113.3      112.3
Accrued postretirement benefit cost........     127.5      124.2
Other liabilities..........................     101.4       76.1

Shareholders' equity:
  Preferred stock, $1.00 par value,
    authorized 50,000,000 shares;
    issued -- none.........................       -          -
  Series A Junior Participating
    Preferred stock, $1.00 par value,
    authorized 1,000,000 shares;
    issued - none..........................       -          -
  Common stock, $1.00 par value,
    authorized 200,000,000 shares;
    issued -- 69,003,840 shares............      69.0       69.0
Capital surplus............................     351.9      348.9
Retained earnings..........................     783.9      749.7
Treasury stock, 7,042,646 shares at
  June 27, 1998 and 7,201,201 shares
  at December 27, 1997, at cost............    (232.5)    (236.1)
Unearned portion of restricted
  stock issued for future service..........      (1.3)      (1.5)
Accumulated other comprehensive income.....     (25.6)     (22.1)
                                             ---------  ---------
    Total shareholders' equity.............     945.4      907.9
                                             ---------  ---------
    Total liabilities and
      shareholders' equity.................  $1,840.0   $1,765.8
                                             =========  =========

See accompanying Notes to Condensed Consolidated Financial
Statements (Unaudited).

                   PREMARK INTERNATIONAL, INC.
         CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Unaudited)

                                                26 Weeks Ended
                                             --------------------
                                              June 27,   June 28,
                                                1998       1997
(In millions)                                ---------  ---------

Cash flows from operating activities:
  Net income................................  $  56.2    $  49.1
  Adjustments to reconcile net income to
    net cash provided by operating
    activities:
      Depreciation and amortization.........     39.4       32.5
      Changes in assets and liabilities:
        Accounts and notes receivable.......     19.7       29.9
        Inventory...........................    (33.1)     (48.8)
        Accounts payable and
          accrued liabilities...............    (19.2)       6.9
        Current income taxes................    (16.0)       9.3
        Deferred income taxes...............      0.4        0.4
        Prepaid expenses....................     (2.7)       0.9
        Other...............................      8.2       (7.0)
                                              --------   --------
       Net cash provided by
         operating activities ..............     52.9       73.2
                                              --------   --------

Cash flows from investing activities:
  Capital expenditures......................    (38.9)     (38.4)
  Sales of short-term investments...........      -         84.3
  Business acquisitions.....................    (67.7)     (23.0)
  Other.....................................      1.4        0.7
                                              --------   --------
       Net cash (used in) provided by
         investing activities...............   (105.2)      23.6
                                              --------   --------

Cash flows from financing activities:
  Net decrease in, and repayment of,
    short-term borrowings...................     (2.6)      (9.2)
  Proceeds from long-term debt..............      -          0.5
  Repayment of long-term debt...............     (0.4)       -
  Proceeds from exercise of stock options...      4.1        3.8
  Purchase of treasury stock................    (13.4)     (19.9)
  Payment of dividends......................    (11.2)     (10.1)
                                              --------   --------
       Net cash used in
         financing activities...............    (23.5)     (34.9)
                                              --------   --------

Effect of exchange rate changes on cash
  and cash equivalents......................     (0.9)      (1.9)
                                              --------   --------
Net (decrease) increase in cash
  and cash equivalents......................  $ (76.7)   $  60.0
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


Note 2:  Inventories

Inventories, by component, are summarized as follows (in millions):

                                     June 27,    December 27,
                                       1998          1997
                                     --------      --------

Finished goods..................     $ 232.0       $ 207.4
Work in process.................        28.2          14.8
Raw materials and supplies......       189.7         171.8
                                     --------      --------
     Total inventories               $ 449.9       $ 394.0
                                     ========      ========


Note 3: Comprehensive Income

The components of comprehensive income, net of related tax, are as follows (in millions):

                              13 Weeks Ended       26 Weeks Ended
                            ------------------   ------------------
                            June 27,  June 28,   June 27,  June 28,
                              1998      1997       1998      1997
                            --------  --------   --------  --------

Net income................. $  32.3   $  28.3    $  56.2   $  49.1
Foreign currency
  translation adjustment...     -        (0.1)      (3.5)     (7.1)
                            --------  --------   --------  --------
Comprehensive income....... $  32.3   $  28.2    $  52.7   $  42.0
                            ========  ========   ========  ========

Accumulated other comprehensive income, net of related tax benefits, at June 27, 1998 and December 27, 1997, is comprised solely of foreign currency translation adjustments.


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

The following table sets forth the computation of basic and diluted earnings per share.

                              13 Weeks Ended       26 Weeks Ended
                            ------------------   ------------------
                            June 27,  June 28,   June 27,  June 28,
                              1998      1997       1998      1997
                            --------  --------   --------  --------
                            (In millions, except earnings per share)

Numerator for both basic
  and diluted earnings
  per share--net income.... $  32.3   $  28.3    $  56.2   $  49.1
                            ========  ========   ========  ========
Denominator for basic
  earnings per 	share--
  weighted average shares..    62.0      62.3       62.0      62.5
Plus:  Effect of dilutive
  securities--employee
  stock options............     2.9       3.0        2.8       3.0
                            --------  --------   --------  --------

Denominator for diluted
  earnings per share--
  weighted average shares
  and assumed conversions..    64.9      65.3       64.8      65.5
                            ========  ========   ========  ========

Basic earnings per share... $  0.52   $  0.46    $  0.91   $  0.79
                            ========  ========   ========  ========

Diluted earnings per share. $  0.50   $  0.43    $  0.87   $  0.75
                            ========  ========   ========  ========

Options to purchase 777,500 shares of common stock at $32.25 per share were outstanding during 1998 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.


Note 5:  Acquisitions

In the first quarter of 1998, Wilsonart completed the acquisition of the Resopal (German) and Arborite (Canadian) decorative laminate businesses from Forbo Holdings AG for approximately $16 million, including the assumption of $6 million of debt. In addition, the company's Food Equipment Group completed the acquisition of Somat Corporation, a manufacturer of commercial waste systems, for $3.7 million and Wittco Foodservice Equipment, Inc., a manufacturer of cooking equipment, primarily warming, holding and display cabinets, for $5.7 million.

In the second quarter of 1998, the Food Equipment Group completed the acquisition of Traulsen & Co., Inc., a manufacturer of commercial refrigeration equipment, for approximately $42 million, which includes the assumption of $4 million in debt. In addition, Wilsonart acquired a majority position in a joint venture in Thailand for approximately $9 million. This joint venture will provide Wilsonart manufacturing capacity for laminate in the Far East.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

The following is a discussion of the results of operations for the 13 weeks and 26 weeks ended June 27, 1998, compared with the 13 weeks and 26 weeks ended June 28, 1997, and changes in financial condition during the 26 weeks ended June 27, 1998.

Net Sales

Net sales for the second quarter of 1998 were a record $675.3 million, an increase of 14% compared with net sales of $594.4 million in 1997. In the first half of 1998, net sales rose to $1,291.7 million, which was an improvement of 13% from 1997's net sales of $1,140 million. For both the quarter and the first half, record sales occurred at the Food Equipment Group, Wilsonart and Precor. West Bend sales declined somewhat, while Florida Tile's sales were flat with last year. Excluding the effects of foreign exchange rates, sales rose 15% for both the second quarter and first half of 1998.

Costs and Expenses

Cost of products sold as a percentage of net sales was 63.1% for the second quarter of 1998 compared with 62.4% in the second quarter of 1997. For the first half, the rates in 1998 and 1997 were 63.3% and 62.6%, respectively. The increase in both periods was due to higher manufacturing costs at Wilsonart's 1998 acquisitions coupled with lower production levels at Florida Tile.

Delivery, sales and administrative expense as a percentage of net sales was 28.7% and 29.3% for the second quarter and first half of 1998, respectively, compared with the 1997 ratios of 29.6% and 30.2%, respectively. The improvement for both periods was due to lower costs at the Food Equipment Group's European sector due to lower marketing expenses as well as the absence in 1998 of a provision for reduction in force and benefits from previous reductions in personnel, along with an overall decline in expenses as a percent of sales at Wilsonart. These items more than offset higher new product development costs at Precor.

Net Interest Expense

Interest expense, net of interest income, was $2.3 million in the second quarter of 1998 versus $1.1 million in the second quarter of 1997. For the first half of 1998, net interest expense was $4.7 million versus $0.8 million in 1997. The increase in net interest expense for both periods in 1998 was due to a lower cash position as well as a change in the investment vehicles chosen for cash, resulting in less cash being invested in interest-bearing instruments. The majority of income on cash investments is included in other income in 1998.

Tax Rate

The effective tax rate was 38.5% for both the second quarter and first half of 1998, compared with 39.0% and 39.2% for the second quarter and first half of 1997, respectively, and 40.6% for the year ended December 27, 1997. For the quarter and first half of 1998, the company had lower foreign income taxes compared with the corresponding periods in 1997. The full year 1997 rate represents the company's inability to realize fully the tax benefit of a charge associated with the global restructuring of the Food Equipment Group.

Net Income

For the quarter, net income improved 14% to $32.3 million, or 50 cents per diluted share, in 1998 from $28.3 million, or 43 cents per diluted share, in 1997. For the first half, net income grew 14% to $56.2 million, or 87 cents per diluted share, in 1998 from $49.1 million, or 75 cents per diluted share, in 1997. For both periods a significant improvement in profitability at the Food Equipment Group and Wilsonart more than offset declines at Florida Tile and West Bend, along with higher net interest expense.


Segment Results

Food Equipment Group

Net sales for the second quarter of 1998 were $355 million, an increase of nearly 8% from $329.3 million in 1997. Excluding the negative impact of a stronger U.S. dollar, sales for the group rose almost 10%. For the first half, net sales improved from $619.1 million in 1997 to $667.9 million in 1998. Excluding exchange rate impacts, sales for the first half of 1998 rose 10 percent. For the second quarter, sales growth was driven by improvements in both the U.S. and Europe, along with the effect of U.S. acquisitions. For the first half, all sectors exhibited growth, also aided by the effect of acquisitions. International operations accounted for 39% and 40% of segment sales for the second quarter and first half of 1998, respectively.

For the second quarter, segment profit of $27.5 million was 34% higher than 1997's $20.6 million. For the first half, segment profit rose significantly to $45.9 million from $31.4 million in 1997. Increases were noted in all sectors, aided by the effect of recent acquisitions. International operations accounted for 29% and 31% of segment profit for the second quarter and first half, respectively.

U.S. sales rose 14% to $216.0 million for the second quarter of 1998. For the first half, sales rose 11% to $402.5 million. For both periods, the impact of recent acquisitions, increased demand for warewashing equipment, improvements in the foodservice market, higher service revenues, and growth at Vulcan-Hart and Wolf Range more than offset lower export volume. Excluding acquisitions, sales grew 3% for both periods. Segment profit of $19.6 million rose 18% from the second quarter of 1997. For the first half of 1998, segment profit rose 17% to $31.5 million. For both the quarter and the first half of the year, the growth in profit was due to higher sales which more than offset increases in marketing and administrative expenses, as well as spending on future products and technologies.

European sales rose 2% for the second quarter of 1998 to $114.8 million. On a local currency basis European sales climbed nearly 6% for the quarter as a result of gains in several countries, notably the U.K. and Italy (Eurotec), which more than offset lower export sales. Segment profit for the sector was $7.4 million for the second quarter of 1998, almost double from the same period last year. The change was due to the higher local currency sales, favorable manufacturing variances and the absence of 1997's $1.7 million provision for manufacturing realignments. For the first six months of 1998, segment profit of $13.1 million was a substantial improvement over last year. The growth in profit was due to higher local currency sales, especially in the U.K., the inclusion of Eurotec for six months in 1998 versus three months in 1997, favorable manufacturing variances, and the absence of a $4.1 million provision for organizational changes and manufacturing realignments.

Sales for the other international operations at $24.1 million fell by 9% in the second quarter of 1998. Year-to-date, sales of $48 million dropped 3%. On a local currency basis, sales decreased 2% and increased 5% for the second quarter and first half, respectively. The decline in the quarter was due to weakness in Asia Pacific, especially Hong Kong, offsetting growth in Canada and Latin America. For the year-to-date period, strength in Canada and Latin America, especially Mexico and Argentina, offset a decline in the Asia Pacific countries. Segment profit for the second quarter rose significantly to $0.5 million, while the first half profit also increased substantially to $1.2 million. The increases were due to the absence of a 1997 provision of $2.0 million to close the Australian plant. Absent that provision, segment profit fell significantly in both periods reflecting the weak Asian markets.

Decorative Products

Net sales were $255.9 million for the second quarter of 1998, an improvement of 27% compared with $201.2 million in the same period in 1997. For the first half, sales grew 28% to $489.1 million from $383.1 million in 1997. Record sales at Wilsonart aided by the acquisitions made early in the first quarter of 1998 were responsible for the growth in both periods. Segment profit of $27.3 million in the second quarter of 1998 was an 8% improvement from a profit of $25.2 million in the same period in 1997. Year-to-date, segment profit grew 4% to $45.4 million.

Wilsonart reported record sales and profit for both the quarter and first half of 1998. Sales increased 34% versus the second quarter of 1997, and 35% over the first half of last year. The growth in both periods reflects increase in domestic laminate volume, significant growth in international sales, continuing strength in new products, as well as the impact of the acquisition of Arborite and Resopal. Absent the acquisitions, sales would have grown 16% and 17% for the second quarter and first half, respectively. Segment profit rose 27% and 23% for the quarter and year to date, respectively, on higher volume and improved pricing, despite somewhat higher laminate costs, increased operating expenses due to international expansion and domestic distribution, and a loss at Arborite and Resopal. In addition, increased marketing expenses associated with new product introductions were a factor in the year-to-date comparison.

Florida Tile's sales were flat when compared to both the second quarter and first half of 1997 due to no growth in volume. A segment loss was reported for both periods, versus a segment profit for both periods in 1997, reflecting lower production in order to keep inventory levels consistent with sales.

Consumer Products

Net sales were $64.4 million for the second quarter of 1998, an increase of 1% compared with $63.9 million in 1997. For the first half, sales declined 2% from $137.8 million to $134.7 million in 1998. Segment profit for the second quarter fell 16% from $4.5 million to $3.7 million. For the first half, segment profit declined to $10.7 million from $12.5 million last year.

For the quarter, West Bend sales fell 9% from 1997. Housewares sales declined 22% for both the quarter and year-to-date, as a result of lower volumes in most products, especially bread makers. Direct-to-the-home cookware sales rose 23% for the quarter, reflecting growth in most categories. For the year-to-date period, sales were flat due to lower private label volume. Segment profit declined substantially for both periods. For the quarter, lower volume at Housewares more than offset higher sales in the cookware sector. For the year-to-date comparison, lower volume at Housewares more than offset improved manufacturing efficiencies in the cookware sector and lower operating expenses.

Precor had a 21% growth in sales to record levels for both the quarter and first half of 1998 on the strength of a large increase in sales of the elliptical cross trainer product, as well as higher volume in club treadmills, which more than offset a decline in retail treadmills. The unit's segment profit increased slightly for the quarter, but decreased slightly for the first half as a result of increased new product development efforts.


Financial Condition

In early fiscal 1998, the company completed the acquisition of the Resopal and Arborite decorative laminate businesses from Forbo Holdings AG for approximately $16 million including the assumption of $6 million of debt. In addition, the company purchased Somat Corporation for $3.7 million and Wittco Foodservice Equipment, Inc. for $5.7 million. In the second quarter, the company completed the acquisition of Traulsen & Co. Inc. for approximately $42 million including the assumption of $4 million of debt. Funds used to purchase these companies came from available cash.

Net cash provided by operating activities in the first half of 1998 was $52.9 million compared with $73.2 million in the first half of 1997. Lower cash generation in 1998 primarily results from a decrease in accounts payable and accrued liability balances in 1998 versus an increase in 1997, as well as higher net income tax payments. This more than offsets an increase in net income as well as a decrease in inventories when compared with last year, driven by Florida Tile.

Net cash used in investing activities in 1998 was $105.2 million versus cash provided by investing activities of $23.6 million in 1997. The large decrease between years is primarily reflective of the acquisitions made during 1998 of Arborite, Resopal, Somat, Wittco and Traulsen, versus only Eurotec in 1997. Capital expenditures were comparable between years, totaling $38.9 million and $38.4 million in 1998 and 1997, respectively. Net cash provided by investing activities last year was driven by sales of short-term investments.

Net cash used in financing activities was $23.5 million for the first half of 1998 versus $34.9 million in 1997. The decrease between years in cash used reflects a decrease in borrowings compared with last year, along with lower repurchases of treasury stock in 1998.

The total debt-to-capital ratio at the end the second quarter of 1998 was 12.4%, comparable with 12.3% at the end of both the second quarter of 1997 and December 27, 1997.

Working capital as of June 27, 1998 decreased by $18.7 million from December 27, 1997. The largest changes among the components of working capital were a decrease in cash and cash equivalents, reflecting the purchase of several acquisitions in 1998, offset by higher net inventories, due to the effect of the recent acquisitions as well as a seasonal inventory build.

As of June 27, 1998, unused lines of credit were approximately $448.6 million, including $250 million under a revolving credit agreement that expires in October, 2002. Future cash flows, lines of credit, and other short-term financing are expected to be adequate to fund normal operating and investing activities.

In August, 1996, the company announced it would repurchase 6 million of its shares, with volume and timing to depend on market conditions. Purchases will be made in the open market or through other transactions and will be financed through available cash, cash flow from operations or issuance of additional debt. Under this plan, through June 27, 1998, and August 5, 1998, respectively, the company has repurchased 2,567,000 shares and 2,642,000 shares at an average cost of $27 per share for both periods.

                              PART II

                        OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

The 1998 annual meeting of shareholders of the Registrant occurred on May 6, 1998. The following matters were voted upon at the meeting: the election as a director of the Registrant of each of Ruth M. Davis, Lloyd C. Elam and John B. McKinnon, and the ratification of the appointment of Ernst & Young LLP as independent auditors of the Registrant.

The results of the voting were as follows:

                                   Votes
                      Votes        Against/               Broker
Matter Voted          For          Withheld*   Abstained  Non-Votes

Election of
Ruth M. Davis         56,017,853     570,609      N/A           0

Election of
Lloyd C. Elam         56,000,083     588,379      N/A           0

Election of
John B. McKinnon      56,043,359     545,103      N/A           0

Approval of
Ernst & Young         56,263,300      85,418    239,744         0


*Numbers shown for Director elections are votes withheld. For the other matter voted upon, numbers shown are votes against.

In addition to the directors elected at the meeting, the directors of the Registrant whose terms of office continued after the meeting are: James M. Ringler, Harry W. Bowman,
W. James Farrell, Richard S. Friedland, David R. Parker and
Janice D. Stoney.


Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits (numbered in accordance with Item 601 of
         Regulation S-K)

         (27) Financial Data Schedules for the second quarter of 1998 and 1997 are filed as exhibits to this Report.

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


                                 PREMARK INTERNATIONAL, INC.



                                 By:     John M. Costigan
                                     ------------------------
                                    Senior Vice President,
                                General Counsel and Secretary




                                 By:    Lawrence B. Skatoff
                                     ------------------------
                                   Senior Vice President and
                                    Chief Financial Officer



Deerfield, Illinois
August 6, 1998

                      EXHIBIT INDEX


Exhibit No.              Description

(27)           Financial Data Schedules for
               the second quarter of 1998 and
               1997 are filed as exhibits to
               this Report.