Form 10-Q
period 1998-09-26
PREMARK INTERNATIONAL INC
filed 1998-11-04
CIK 800575

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549
                             FORM 10-Q

(Mark One)

   [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

                For the 39 weeks ended September 26, 1998


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

As of November 2, 1998, 61,703,125 shares of the Common Stock,
$1.00 par value, of the Registrant were outstanding.

                            PART I
                     FINANCIAL INFORMATION

Item 1. Financial Statements

    a)  Financial Statements of Registrant

                                                           Page
        Index                                             Number

        Condensed Consolidated Statement of Income
        (Unaudited) for the 13 week periods ended
        September 26, 1998 and September 27, 1997........    2

        Condensed Consolidated Statement of Income
        (Unaudited) for the 39 week periods ended
        September 26, 1998 and September 27, 1997........    3

        Condensed Consolidated Balance Sheet
        as of September 26, 1998 (Unaudited) and
        December 27, 1997................................    4

        Condensed Consolidated Statement of Cash Flows
        (Unaudited) for the 39 week periods ended
        September 26, 1998 and September 27, 1997........    6

        Notes to Condensed Consolidated
        Financial Statements (Unaudited).................    7

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

                  PREMARK INTERNATIONAL, INC.
          CONDENSED CONSOLIDATED STATEMENT OF INCOME
                           (Unaudited)

                                                13 Weeks Ended
                                             --------------------
                                             Sept. 26,  Sept. 27,
                                               1998       1997
(In millions, except per share data)         ---------  ---------

Net sales..................................  $  698.5   $  601.4
                                             ---------  ---------

Costs and expenses:
  Cost of products sold....................     447.4      376.4
  Delivery, sales, and
    administrative expense.................     188.3      169.6
  Interest expense.........................       3.2        2.9
  Interest income..........................      (0.8)      (1.1)
  Other income, net........................      (1.3)      (0.4)
                                             ---------  ---------
     Total costs and expenses..............     636.8      547.4
                                             ---------  ---------

Income before income taxes.................      61.7       54.0
Provision for income taxes.................      23.0       20.1
                                             ---------  ---------

Net income.................................      38.7       33.9

Retained earnings, beginning of period.....     783.9      718.8
Cash dividends declared....................      (6.2)      (5.6)
Cost of treasury stock issued
  in excess of option exercise prices......      (5.8)      (8.3)
                                             ---------  ---------

Retained earnings, end of period...........  $  810.6   $  738.8
                                             =========  =========

Net income per common share................  $   0.63   $   0.54
                                             =========  =========

Net income per common share--
  assuming dilution........................  $   0.60   $   0.52
                                             =========  =========

Average number of common shares
  outstanding..............................      61.8       62.4
                                             =========  =========

Average number of common shares
  and assumed conversions..................      64.5       65.5
                                             =========  =========

Dividends declared per common share........  $   0.10   $   0.09
                                             =========  =========

See accompanying Notes to Condensed Consolidated Financial
Statements (Unaudited).

                  PREMARK INTERNATIONAL, INC.
           CONDENSED CONSOLIDATED STATEMENT OF INCOME
                           (Unaudited)

                                                39 Weeks Ended
                                             --------------------
                                             Sept. 26,  Sept. 27,
                                               1998       1997
(In millions, except per share data)         ---------  ---------

Net sales..................................  $1,990.2   $1,741.4
                                             ---------  ---------

Costs and expenses:
  Cost of products sold....................   1,264.7    1,089.8
  Delivery, sales, and
    administrative expense.................     566.8      514.1
  Interest expense.........................       9.9        8.9
  Interest income..........................      (2.8)      (6.3)
  Other (income) expense, net..............      (1.5)       0.1
                                             ---------  ---------
     Total costs and expenses..............   1,837.1    1,606.6
                                             ---------  ---------

Income before income taxes.................     153.1      134.8
Provision for income taxes.................      58.2       51.8
                                             ---------  ---------

Net income.................................      94.9       83.0

Retained earnings, beginning of period.....     749.7      688.2
Cash dividends declared....................     (18.0)     (16.2)
Cost of treasury stock issued
  in excess of option exercise prices......     (16.0)     (16.2)
                                             ---------  ---------

Retained earnings, end of period...........  $  810.6   $  738.8
                                             =========  =========

Net income per common share................  $   1.53   $   1.33
                                             =========  =========

Net income per common share--
  assuming dilution........................  $   1.47   $   1.27
                                             =========  =========

Average number of common shares
  outstanding..............................      61.9       62.5
                                             =========  =========

Average number of common shares
  and assumed conversions..................      64.7       65.5
                                             =========  =========

Dividends declared per common share........  $   0.29   $   0.26
                                             =========  =========

See accompanying Notes to Condensed Consolidated Financial
Statements (Unaudited).

                   PREMARK INTERNATIONAL, INC.
              CONDENSED CONSOLIDATED BALANCE SHEET
                             ASSETS

                                           Sept. 26,
                                              1998    December 27,
                                          (Unaudited)     1997
(In millions)                              ---------   ---------

Cash and cash equivalents................. $   74.7    $  151.3
Accounts and notes receivable.............    473.4       446.2
  Less allowances for
    doubtful accounts.....................    (21.0)      (18.1)
                                           ---------   ---------
                                              452.4       428.1

Inventories...............................    449.3       394.0
Deferred income tax benefits..............     80.8        68.8
Prepaid expenses..........................     38.2        35.2
                                           ---------   ---------
    Total current assets..................  1,095.4     1,077.4
                                           ---------   ---------

Property, plant, and equipment............  1,111.3       986.0
  Less accumulated depreciation...........   (598.4)     (550.9)
                                           ---------   ---------
                                              512.9       435.1

Intangibles, net of accumulated
  amortization............................    198.4       172.2
Other assets..............................     97.3        81.1
                                           ---------   ---------
    Total assets.......................... $1,904.0    $1,765.8
                                           =========   =========

See accompanying Notes to Condensed Consolidated Financial
Statements (Unaudited).

                  PREMARK INTERNATIONAL, INC.
              CONDENSED CONSOLIDATED BALANCE SHEET
              LIABILITIES AND SHAREHOLDERS' EQUITY

                                           Sept. 26,
                                              1998    December 27,
                                          (Unaudited)     1997
(In millions)                              ---------   ---------

Accounts payable..........................  $  137.0    $  135.2
Short-term borrowings and current
  portion of long-term debt...............      27.0        14.7
Accrued liabilities.......................     419.7       395.4
                                            ---------   ---------
    Total current liabilities.............     583.7       545.3
                                            ---------   ---------

Long-term debt............................     112.1       112.3
Accrued postretirement benefit cost.......     128.6       124.2
Other liabilities.........................     109.7        76.1

Shareholders' equity:
  Preferred stock, $1.00 par value,
    authorized 50,000,000 shares;
    issued -- none........................       -           -
  Series A Junior Participating
    Preferred stock, $1.00 par value,
    authorized 1,000,000 shares;
    issued - none.........................       -           -
  Common stock, $1.00 par value,
    authorized 200,000,000 shares;
    issued -- 69,003,840 shares...........      69.0        69.0
Capital surplus...........................     355.4       348.9
Retained earnings.........................     810.6       749.7
Treasury stock, 7,406,720 shares at
  September 26, 1998 and 7,201,201 shares
  at December 27, 1997, at cost...........    (243.2)     (236.1)
Unearned portion of restricted
  stock issued for future service.........      (1.5)       (1.5)
Accumulated other comprehensive income....     (20.4)      (22.1)
                                            ---------   ---------
    Total shareholders' equity............     969.9       907.9
                                            ---------   ---------
    Total liabilities and
      shareholders' equity................  $1,904.0    $1,765.8
                                            =========   =========

See accompanying Notes to Condensed Consolidated Financial
Statements (Unaudited).

                  PREMARK INTERNATIONAL, INC.
         CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Unaudited)

                                                39 Weeks Ended
                                             --------------------
                                             Sept. 26,  Sept. 27,
                                               1998       1997
(In millions)                                ---------  ---------

Cash flows from operating activities:
  Net income............................     $   94.9   $   83.0
  Adjustments to reconcile net income
    to net cash provided by
    operating activities:
      Depreciation and amortization.....         59.2       49.1
  Changes in assets and liabilities:
      Accounts and notes receivable.....         (6.5)      (5.1)
      Inventory.........................        (29.2)     (63.2)
      Accounts payable
        and accrued liabilities.........        (10.2)      18.6
      Current income taxes..............         (6.9)      22.5
      Deferred income taxes.............          -         (1.0)
      Prepaid expenses..................         (1.5)      (0.7)
      Other.............................          7.3       10.8
                                              --------   --------
    Net cash provided by
        operating activities............        107.1      114.0
                                              --------   --------

Cash flows from investing activities:
  Capital expenditures..................        (78.5)     (57.6)
  Net sales of short-term investments...          -         84.3
  Business acquisitions.................        (67.2)     (24.2)
  Other.................................          3.9        1.1
                                              --------   --------
    Net cash (used in) provided by
        investing activities ...........       (141.8)       3.6
                                              --------   --------

Cash flows from financing activities:
  Net increase (decrease) in
    short-term borrowings...............          3.1      (13.0)
  Repayment of long-term debt...........         (2.7)      (0.5)
  Proceeds from exercise of
    stock options.......................          5.4        5.4
  Purchase of treasury stock............        (29.4)     (31.7)
  Payment of dividends..................        (17.4)     (15.7)
                                              --------   --------
    Net cash used in financing
      activities........................        (41.0)     (55.5)
                                              --------   --------

Effect of exchange rate changes on
  cash and cash equivalents.............         (0.9)      (2.6)
                                              --------   --------
Net (decrease) increase in cash
  and cash equivalents..................      $ (76.6)   $  59.5
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


Note 2:  Inventories

Inventories, by component, are summarized as follows (in millions):


                                   September 26,  December 27,
                                       1998          1997
                                     --------      --------

Finished goods..................     $ 228.0       $ 207.4
Work in process.................        20.1          14.8
Raw materials and supplies......       201.2         171.8
                                     --------      --------
     Total inventories               $ 449.3       $ 394.0
                                     ========      ========


Note 3:   Comprehensive Income

The components of comprehensive income, net of related tax, are as follows (in millions):

                              13 Weeks Ended       39 Weeks Ended
                            ------------------   ------------------
                            Sept. 26, Sept. 27,  Sept. 26, Sept. 27,
                              1998      1997       1998      1997
                            --------  --------   --------  --------

Net income................. $  38.7   $  33.9    $  94.9   $  83.0
Foreign currency
  translation adjustment...     5.1      (4.3)       1.6     (11.4)
                            --------  --------   --------  --------
Comprehensive income....... $  43.8   $  29.6    $  96.5   $  71.6
                            ========  ========   ========  ========

Accumulated other comprehensive income, net of related tax benefits, at September 26, 1998 and December 27, 1997, is comprised solely of foreign currency translation adjustments.


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

The following table sets forth the computation of basic and diluted earnings per share.

                              13 Weeks Ended       39 Weeks Ended
                            ------------------   ------------------
                            Sept. 26, Sept. 27,  Sept. 26, Sept. 27,
                              1998      1997       1998      1997
                            --------  --------   --------  --------
                            (In millions, except earnings per share)

Numerator for both basic
  and diluted earnings
  per share--net income.... $  38.7   $  33.9    $  94.9   $  83.0
                            ========  ========   ========  ========
Denominator for basic
  earnings per 	share--
  weighted average shares..    61.8      62.4       61.9      62.5
Plus:  Effect of dilutive
  securities--employee
  stock options............     2.7       3.1        2.8       3.0
                            --------  --------   --------  --------

Denominator for diluted
  earnings per share--
  weighted average shares
  and assumed conversions..    64.5      65.5       64.7      65.5
                            ========  ========   ========  ========

Basic earnings per share... $  0.63   $  0.54    $  1.53   $  1.33
                            ========  ========   ========  ========

Diluted earnings per share. $  0.60   $  0.52    $  1.47   $  1.27
                            ========  ========   ========  ========

Options to purchase 775,300 shares of common stock at $32.25 per share were outstanding during 1998 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.


Note 5:  Acquisitions

In the first quarter of 1998, Wilsonart completed the acquisition of the Resopal (German) and Arborite (Canadian) decorative laminate businesses from Forbo Holdings AG for approximately $16 million, including the assumption of $6 million of debt. In addition, the company's Food Equipment Group completed the acquisition of Somat Corporation, a manufacturer of commercial waste systems, for approximately $4 million and Wittco Foodservice Equipment, Inc., a manufacturer of cooking equipment, primarily warming, holding and display cabinets, for approximately $6 million.

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

In early fourth quarter 1998, the Food Equipment Group acquired M.B.M. S.p.A., an Italian manufacturer of high quality, low cost cooking equipment, for approximately $30 million, including the assumption of $4 million of debt. In addition, Wilsonart purchased certain operating assets of Direct Worktops Limited for approximately $60 million. Direct Worktops is the largest manufacturer and distributor of high-pressure laminate countertops in the United Kingdom. Also, Precor acquired Pacific Fitness Corporation of Cypress, California for approximately $7 million. Pacific Fitness is a leading manufacturer of high-end strength training machines for home and health club use.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

The following is a discussion of the results of operations of the company for the 13 weeks and 39 weeks ended September 26, 1998, compared with the 13 weeks and 39 weeks ended September 27, 1997, and changes in financial condition during the 39 weeks ended September 26, 1998.

Net Sales

Net sales for the third quarter of 1998 were a record $698.5 million, an increase of 16% compared with net sales of $601.4 million in 1997. In the first three quarters of 1998, net sales rose to $1,990.2 million, which was an improvement of 14% from 1997's net sales of $1,741.4 million. For both the third quarter and the first nine months, sales rose at all groups, except for the year-to-date sales at West Bend, which declined modestly. Excluding the effects of foreign exchange rates, sales rose 16% and 15% for the third quarter and the first nine months of 1998, respectively.

Costs and Expenses

Cost of products sold as a percentage of net sales was 64.1% for the third quarter of 1998 compared with 62.6% in the third quarter of 1997. For the first nine months, the rates in 1998 and 1997 were 63.5% and 62.6%, respectively. The increase in both periods was due to higher manufacturing costs at Wilsonart's first quarter 1998 acquisitions, coupled with lower production levels at Florida Tile.

Delivery, sales and administrative expense as a percent of net sales was 26.9% and 28.5% for the third quarter and first nine months of 1998, respectively, compared with the 1997 ratios of 28.2% and 29.5%, respectively. The improvement for both periods was due to an overall decline in expenses as a percentage of sales at Wilsonart and Florida Tile, along with lower costs at the Food Equipment Group's European sector resulting from lower marketing expenses as a percentage of sales as well as benefits from reductions in personnel. These items more than offset higher new product development costs at Precor. The non repeat of a provision in 1997 for reduction in force at Food Equipment Europe was also a contributing factor in the year-to-date positive variance.

Net Interest Expense

Interest expense, net of interest income, was $2.4 million in the third quarter of 1998 versus $1.8 million in the third quarter of 1997. For the year-to-date period of 1998, net interest expense was $7.1 million versus $2.6 million in 1997. The increase in net interest expense for both periods in 1998 was due to a lower cash position. In addition, a change in the investment vehicles chosen for cash, resulting in less cash being invested in interest-bearing instruments affects the year-to-date comparison. The majority of income on cash investments is included in other income in 1998.

Tax Rate

The company's effective tax rate was 37.3% for the third quarter of 1998 compared with a tax rate of 37.2% for the same period in 1997. For the first nine months of 1998, the effective tax rate was 38.0% versus 38.4% for the first nine months of 1997 and 40.6% for the year ended December 27, 1997. The lower rate for the first nine months of 1998 reflects the partial utilization of a capital loss. The full year 1997 rate represents the company's inability to realize fully the tax benefit of a charge associated with the global restructuring of the Food Equipment Group.

Net Income

For the third quarter, net income improved 14% to $38.7 million, or 60 cents per diluted share, in 1998 from $33.9 million, or 52 cents per diluted share, in 1997. For the nine month period, net income grew 14% to $94.9 million, or $1.47 per diluted share, in 1998 from $83.0 million, or $1.27 per diluted share, in 1997. For both periods, an improvement in profitability at Wilsonart and the Food Equipment Group more than offset a significant shortfall at Florida Tile, a modest decline at Precor and higher net interest expense.


Segment Results

Food Equipment Group
Net sales for the third quarter of 1998 were $363 million, an increase of 12% from $323.5 million in 1997. The impact of foreign exchange rates upon results was minimal. For the first nine months, net sales improved 9% from $942.6 million in 1997 to $1,030.9 million in 1998. Excluding exchange rate impacts, sales for the first nine months of 1998 rose 11%. For both the third quarter and the first nine months, sales growth was driven by improvements in both the United States and Europe, which, along with the effect of U.S. acquisitions, more than offset a decline in the Asian Pacific region. International operations accounted for 38% and 39% of segment sales for the third quarter and first nine months of 1998, respectively.

For the third quarter, segment profit of $30.4 million was 10% higher than 1997's $27.7 million. For the first nine months, segment profit rose significantly to $76.3 million from $59.1 million in 1997. Increases occurred in both the United States and Europe, aided by the effect of recent acquisitions. International operations accounted for 24% and 28% of segment profit for the third quarter and year to date, respectively.

U.S. sales rose 19% to $225.3 million for the third quarter of 1998. For the first nine months, sales rose 14% to $627.8 million. For both periods, the impact of recent acquisitions, improvements in all of Hobart's channels, as well as growth at Vulcan-Hart, Wolf Range, Adamatic and Stero more than offset lower export volume. Excluding acquisitions, sales grew 6% and 4% for the third quarter and first nine months, respectively. U.S. segment profit of $23.2 million in the third quarter of 1998 rose 21% from the third quarter of 1997. For the first nine months of 1998, U.S segment profit rose 18% to $54.7 million. For both the quarter and year-to-date results, the growth in U.S. segment profit was due to higher sales and the impact of recent acquisitions, which more than offset increases in marketing and administrative expenses.

European sales rose 8% for the third quarter of 1998 to $112.9 million. On a local currency basis, European sales improved by 5% for the third quarter as a result of gains in several countries, notably the U.K., Italy (Eurotec) and Germany, which more than offset a decline in sales in France resulting from the announcement of the pending closure of its major manufacturing plant. European segment profit was $6.7 million for the third quarter of 1998, versus $6.0 million for the same period last year. The change was due to the higher sales, as well as an improved cost structure. For the first nine months of 1998, sales climbed 6% to $330.3 million, or 8% on a local currency basis. Growth in the U.K. and Germany, coupled with the inclusion of Eurotec, which contributed nine months of sales in 1998 versus six months last year, were the major factors for the improvement. For the 1998 year-to-date period, segment profit of $19.8 million was almost double the amount for the same period last year. The growth in profit was due to the higher sales and the absence in 1998 of a $4.1 million provision for organizational changes and manufacturing realignments.

Sales for the other international operations of $24.8 million fell by 17% in the third quarter of 1998. Year-to-date, sales of $72.8 million dropped 8%. On a local currency basis, sales decreased 9% and 1% for the third quarter and first nine months, respectively. The decline in the quarter was due to weakness in the Asian Pacific markets, especially Hong Kong, where a major project was completed last year, offsetting slight growth in Latin America. For the year-to-date period, strength in Canada and Latin America, especially Mexico and Argentina, offset a decline in the Asian Pacific region. Other international segment profit for both the third quarter and the year-to-date period fell significantly, to $0.5 million and $1.8 million, respectively. Lower Canadian production volume and the weak Asian markets hurt profitability in both periods. Year-to-date profit declined despite the non repeat of a 1997 provision of $2 million to close the Australian plant.

Decorative Products
Net sales were $256.2 million for the third quarter of 1998, an improvement of 24% compared with $206.3 million in the same period in 1997. For the first nine months, sales grew 26% to $745.3 million from $589.4 million in 1997. Record sales at Wilsonart, aided by the acquisitions made early in the first quarter of 1998, were responsible for the growth in both periods. Segment profit of $29.6 million in the third quarter of 1998 was a 24% improvement from a profit of $23.9 million in the same period in 1997. Year-to-date, segment profit grew 11% to $75 million.

Wilsonart reported record sales and profit for both the third quarter and first nine months of 1998. Sales increased 27% versus the third quarter of 1997, and 32% over the first nine months of last year. The growth in both periods reflects an increase in domestic laminate volume, significant growth in international sales, continued strength in new products, as well as the impact of the acquisitions of Arborite and Resopal. Absent the acquisitions, sales would have grown 10% and 15% for the third quarter and first nine months, respectively. Wilsonart segment profit rose 27% and 25% for the quarter and year-to-date, respectively, on higher volume and improved pricing, despite somewhat higher manufacturing costs and increased operating expenses due to international expansion, domestic distribution and information services. Increased marketing expense associated with new product introductions was an additional negative factor in the year-to-date comparison.

Florida Tile's sales rose 10% and 3% for the third quarter and the first nine months of 1998, respectively, as a result of higher sales of imported products and increased sales through company-owned distribution centers. A significantly higher segment loss at Florida Tile was reported for both periods, reflecting lower production intended to reduce inventory levels.

Consumer Products
Net sales were $79.3 million for the third quarter of 1998, an increase of 11% compared with $71.6 million in 1997. Year to date, sales rose 2% from $209.4 million to $214 million in 1998. Segment profit for the third quarter was essentially flat versus last year at $7.0 million. For the first nine months, segment profit declined 10% to $17.7 million from $19.5 million last year.

For the quarter, West Bend sales grew 3% from 1997, but year-to-date sales fell 8% from last year. Housewares sales improved 2% for the quarter, reflecting growth in slow cooker volume. First nine months sales of 1998 fell 13% from the same period last year as a result of lower breadmaker volume and pricing. Direct-to-the-home products sales rose 7% and 2% for the third quarter and the first nine months of 1998, respectively, as a result of higher volume and pricing. West Bend's segment profit increased modestly for the quarter, mainly reflecting higher volume. For the year-to-date comparison, lower Housewares volume more than offset improved cookware manufacturing efficiencies and lower operating expenses, resulting in a significant decline from 1997.

Precor sales grew 28% and 23% to record levels for the third quarter and the first nine months of 1998, respectively. For both periods, a continued increase in sales of the elliptical cross trainer product, higher volume in club treadmills, and growth in international volume drove the increase. For the year-to-date comparison, the growth was achieved despite a decline in treadmills for home use. Precor's segment profit decreased somewhat for both the quarter and the first nine months of 1998 as a result of intensified new product development efforts.


Financial Condition

In early fiscal 1998, the company completed the acquisition of the Resopal and Arborite decorative laminate businesses from Forbo Holdings AG for approximately $16 million including the assumption of $6 million of debt. In addition, the company purchased Somat Corporation for approximately $4 million and Wittco Foodservice Equipment, Inc. for approximately $6 million. In the second quarter, the company completed the acquisition of Traulsen & Co., Inc. for approximately $42 million including the assumption of $4 million of debt. In the early part of the fourth quarter, the company acquired M.B.M. S.p.A. for approximately $30 million, including the assumption of $4 million of debt; Pacific Fitness Corporation for $7 million; and certain assets of Direct Worktops Limited for approximately $60 million. Funds used to purchase these companies came from available cash and commercial paper.

Net cash provided by operating activities in the first nine months of 1998 was $107.1 million compared with $114 million in the first nine months of 1997. Lower 1998 cash generation primarily resulted from a decrease in accounts payable and accrued liability balances in 1998 versus an increase in 1997, as well as higher net income tax payments. This more than offset an increase in net income as well as a lower growth in inventories, primarily at Florida Tile and Wilsonart.

Net cash used in investing activities in 1998 was $141.8 million versus cash provided by investing activities of $3.6 million in 1997. This reflects the acquisitions made to date during 1998 of Arborite, Resopal, Somat, Wittco and Traulsen, versus only Eurotec in 1997. Capital expenditures increased to $78.5 million in 1998 versus $57.6 million in 1997, due to higher spending at Wilsonart. Net cash provided by investing activities last year was driven by sales of short-term investments.

Net cash used in financing activities was $41 million for the first nine months of 1998 versus $55.5 million in 1997. The decrease between years in cash used for financing activities reflects a slight increase in borrowings during 1998 versus a paydown of short-term debt last year.

The total debt-to-capital ratio at the end of the third quarter of 1998 was 12.5%, compared with 11.8% percent at the end of the third quarter of 1997, and 12.3% percent at December 27, 1997. The increase in 1998 was due to higher foreign short-term debt levels.

Working capital as of September 26, 1998 decreased by $20.4 million from December 27, 1997. Cash and cash equivalents decreased, reflecting the purchase of several acquisitions in 1998. Accrued liabilities increased, offsetting higher accounts and notes receivable and net inventories, all due to the balance sheet effects of the recent acquisitions. In addition, inventories rose due to a seasonal inventory build.

As of September 26, 1998, unused lines of credit were approximately $411.1 million, including $250 million under a revolving credit agreement that expires in October 2002. In August 1998, the company filed with the Securities and Exchange Commission a shelf registration statement increasing to $250 million the amount of debt securities registered for issuance from time to time. The funds raised would be used for general corporate purposes. Cash generated from the issuance of long-term debt, future cash flows, lines of credit, and other short-term financing is expected to be adequate to fund operating and investing activities.

In August 1996, the company announced that it would repurchase 6 million of its shares, with volume and timing to depend on market conditions. Purchases will be made in the open market or through other transactions and will be financed through available cash, cash flow from operations or issuance of additional debt. Under this plan, through September 26, 1998, and November 2, 1998, respectively, the company has repurchased 3,100,400 shares and 3,244,900 shares at an average cost of $28 per share for both periods.


Accounting Pronouncements

Effective for fiscal year 1998, the company adopted the American Institute of Certified Public Accountants' Statement of Position
(SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The statement requires capitalization of certain costs incurred in the development of internal-use software, including external direct material and service costs, employee payroll and payroll-related costs, and capitalized interest. Prior to adoption of SOP 98-1, the company expensed these costs as incurred. The effect of this change in accounting principle on earnings in 1998 is immaterial.

In June 1998, Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities," was issued. This statement is required to be adopted for fiscal years beginning after June 15, 1999. The statement requires that all derivatives be recorded at fair value (marked to market) on the balance sheet. Accounting for gains and losses arising from changes in the fair value of a derivative would depend upon the intended use of the derivative. For a derivative designated as a hedge of an asset, liability, or a firm commitment which is subject to exposure to changes in fair value, the gain or loss would be recognized in earnings in the period of change, together with the offsetting loss or gain on the hedged item. For a derivative designated as a hedge of cash flows of a forecasted transaction, the gain or loss would be included in comprehensive income and subsequently recognized in earnings in the same period the scheduled transaction occurs. For a derivative designated as a hedge of the net investment in a foreign operation, the gains and losses would be included in comprehensive income. Finally, gains and losses for all other derivatives that cannot be designated as a hedge would be recognized in earnings in the period of change. The company does not anticipate that there will be a material impact on the results of operations or financial position as a result of the adoption of SFAS No. 133.


Year 2000

The company continues to evaluate and adjust all known date-sensitive systems and equipment for Year 2000 compliance. The assessment phase of the company's Year 2000 project includes both information technology as well as non-information technology equipment.

The company is using both internal and external resources to identify and test the systems for Year 2000 compliance, and to reprogram or replace them when necessary. It is presently anticipated that such efforts will be completed by mid-1999. The company expects to spend approximately $14.5 million in 1998 and 1999 to modify its systems. These costs will be expensed as incurred. All of these costs are being funded through operating cash flows.

As part of its remediation efforts, the company has initiated formal communications with significant suppliers and customers to determine the extent to which the company's systems and operations are vulnerable to any failure by those third parties to remediate their Year 2000 problems. There can be no guarantee, however, that the systems of those other companies will be converted in a timely fashion and would not have an adverse effect on the company. Management believes, however, that ongoing communication with and assessment of these third parties will minimize these risks.

The company will also evaluate the extent of contingency plans needed based upon communications with suppliers and customers and assessment of outside risks. Contingency plans would be finalized during 1999.

The costs of the compliance effort and the date by which the company believes it will complete the Year 2000 modifications are based upon management's best estimates. There can be no guarantee that these estimates will be achieved, however, and actual results could differ materially from those anticipated.

                          PART II

                     OTHER INFORMATION


Item 5.  Other Information

The by-laws of the company have been amended to provide that to be timely a stockholder's notice of business to be brought before an annual meeting (other than stockholder proposals to be included in the proxy statement) must be received at the principal executive offices of the Corporation not more than 120 days nor less than 90 days prior to the anniversary date of the prior year's annual meeting.


Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits (numbered in accordance with Item 601 of
         Regulation S-K)

          (3)  Amended By-Laws

         (27) Financial Data Schedules for the third quarter of 1998 and 1997 are filed as an exhibit to this Report.

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


                                 PREMARK INTERNATIONAL, INC.



                                 By:   John M. Costigan
                                     ------------------------
                                    Senior Vice President,
                                General Counsel and Secretary




                                 By:  Lawrence B. Skatoff
                                     ------------------------
                                   Senior Vice President and
                                    Chief Financial Officer




Deerfield, Illinois
November 4, 1998

                        EXHIBIT INDEX

Exhibit No.              Description


 (3)           Amended By-Laws

(27)           Financial Data Schedules for
               the third fiscal quarter of 1998
               and 1997 are filed as exhibits to
               this Report.