Form 10-K
period 1998-12-26
PREMARK INTERNATIONAL INC
filed 1999-03-19
CIK 800575

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                               FORM 10-K
(Mark One)

     X    Annual Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934

             For the fiscal year ended December 26, 1998

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

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

  Aggregate market value of the Registrant's voting and non-voting common equity held by non-affiliates, based upon the closing price of Registrant's Common Stock on the New York Stock Exchange-Composite Transaction Listing on March 3, 1999 ($33.3125 per share): $2,038,530,955.

     As of March 3, 1999, 61,533,124 shares of the Common Stock, $1.00 par value, of the Registrant were outstanding.

     Documents Incorporated by Reference: Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held May 5, 1999, are incorporated by reference into Part III of this Report.

                             PART I

Item 1. Business

(a) General Development of Business
Premark International, Inc. (the "Registrant") is a multinational commercial and consumer products company. The Registrant is a Delaware corporation that was organized on August 29, 1986, in connection with the corporate reorganization of Kraft, Inc. ("Kraft"). On October 31, 1986, the Registrant became a publicly held company through the pro-rata distribution by Kraft to its shareholders of all the outstanding shares of common stock of the Registrant. On May 31, 1996, the Registrant distributed on a pro-rata basis to its shareholders all the stock of Tupperware Corporation ("Tupperware"), a direct seller of consumer products. On June 28, 1996, the Registrant sold all its stock in Hartco Flooring Company. The Registrant's principal operating subsidiaries are Hobart Corporation and its affiliates ("Hobart"); Wilsonart International, Inc. ("Wilsonart"); The West Bend Company ("West Bend"); Florida Tile Industries, Inc. ("Florida Tile"); and Precor Incorporated ("Precor"). Hobart, organized in Delaware in 1989, is a successor to a business originally incorporated in 1897. Hobart's predecessor was acquired in 1981 by a predecessor of the Registrant. Wilsonart and West Bend were organized in Delaware in 1988 as separate corporations owned directly by the Registrant, having been acquired as operating divisions by a predecessor of the Registrant in 1966 and 1968, respectively. Wilsonart changed its name from Ralph Wilson Plastics Company in 1995. Florida Tile, a Florida corporation organized in 1954, was acquired in 1990. Precor, a Delaware corporation, was organized as a Washington corporation in 1981, and was acquired in 1984 by a predecessor of the Registrant.

(b) Financial Information About Business Segments
For certain financial information concerning the Registrant's business segments, see Note 11 ("Segments of the Business") of the Notes to the Consolidated Financial Statements of this Report.

(c) Narrative Description of Business
The Registrant conducts its business through its three business segments: the Food Equipment Group, the Decorative Products Group and the Consumer Products Group. All year-to-year comparisons have been restated to exclude Tupperware. A discussion of the three business segments follows.

FOOD EQUIPMENT GROUP

Principal Products, Markets and Distribution
The Food Equipment Group (the "Group") is composed primarily of Hobart Corporation and other subsidiaries of the Registrant engaged in the design, manufacture, distribution and service of commercial equipment for warewashing, and refrigerating, cooking, baking, weighing, wrapping and preparing food. For the fiscal years 1998, 1997 and 1996, sales by the Group contributed approximately 52%, 53% and 55%, respectively, of the sales of the Registrant's businesses. Revenues from foreign operations constituted approximately 40% of the Group's 1998 sales.

The Group's core products include warewashing equipment; refrigeration equipment; baking and cooking equipment, such as ovens, ranges, fryers, griddles and broilers; weighing and wrapping equipment and related systems; and food preparation machines, such as mixers, slicers, cutters, meat saws and grinders. Products are marketed throughout the world under the trademark Hobart, as well as under various other trademarks including: Vulcan, Foster, Traulsen, Baxter, MBM, Baker's Aid, Wolf, Tasselli, Stero, Adamatic, KaiRak, Somat, Stanley Knight, Wittco, Elettrobar, Colged, Still, Inoxyform and Ungermann. The Hobart brand represents about 70% of the Group's sales.

Food equipment products are sold to the retail food industry, including supermarket chains, independent grocers, delicatessens, bakeries, convenience and other food stores, and to the foodservice industry, including independent restaurants, restaurant chains, hospitals, healthcare facilities, correctional facilities, schools, hotels, resorts and airlines.

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

Major new products introduced by the Group in the United States in 1998 include a new line of Hobart slicers, a new generation of Vulcan convection ovens, Stero and Hobart gas booster lines and a rollout of the FT-900 warewashers announced in 1997. New products also include product lines acquired in 1998. Acquisitions are noted below.

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

The Group owns its headquarters building and a manufacturing complex consisting of two plants in Troy, Ohio. The Group operates 16 additional manufacturing plants in the United States, in California, Georgia, Kansas, Kentucky, Maryland, Michigan, New Jersey, New York, Ohio, Pennsylvania, Texas, Virginia, Washington and Wisconsin; and a total of 12 manufacturing plants outside the United States, in Brazil, Canada, China, France, Germany, Italy and the United Kingdom. Most of these plants are owned.

In 1998, the Group acquired the stock of Traulsen & Co., Inc., a manufacturer of refrigeration equipment; assets of MBM SpA, an Italian manufacturer of cooking equipment; the assets of Kerry Inc.'s Baker's Aid business, which manufactures commercial baking equipment; the assets of Somat Corporation, a manufacturer of commercial waste systems for the foodservice channel; and the stock of Wittco Foodservice Equipment, Inc., a manufacturer of warming, holding and display cabinets for food. The Group sold operations in Italy and Spain not material to the business. In early 1999, the Group acquired the stock of KaiRak, Inc. and Stanley Knight Corporation, manufacturers of fabricated products that often include refrigeration.

Competition
The Group competes in a growing worldwide market that is highly fragmented. No single manufacturer competes with respect to all of the Group's products, and the degree of competition varies among different customer segments and products. In some instances the company faces strong competition from manufacturers that specialize in particular products. Because of the longevity of the company's products and the premium prices that they frequently command, the company faces competition from used equipment and lower-priced products, especially during periods of weak economic conditions.

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

Miscellaneous
The Group had approximately $138 million of backlog orders at the end of 1998 and $125 million at the end of 1997, after restatement of 1997 for foreign exchange rate effects. The Group considers such orders to be firm, though changes or cancellations of insignificant amounts may occur, and expects that the 1998 backlog orders will be filled in 1999.


DECORATIVE PRODUCTS GROUP

Principal Products, Markets and Distribution
Wilsonart and Florida Tile make up the Decorative Products Group. The Decorative Products Group contributed 36%, 33% and 32% of the sales of the Registrant's businesses for the fiscal years 1998, 1997 and 1996, respectively.

Wilsonart designs, manufactures and distributes decorative surfacing products. Its primary surfacing product is high-pressure decorative laminate, which is produced by compressing layers of resin-treated paper in heated, high-pressure presses. Decorative laminate products, sold principally under the Wilsonart trademark in more than 1,200 colors, designs and finishes, are used for numerous interior surfacing applications, including cabinetry, countertops, vanities, store fixtures, flooring and furniture. Approximately 50% of the Wilsonart decorative laminate sold is used in residential applications, primarily for surfacing kitchen and bathroom countertops and cabinetry. Decorative laminate applications in the commercial market include office furniture, retail store fixtures, restaurant and hotel furniture, and doors. Wilsonart also manufactures specialty-grade laminates, including chemical-resistant, wear-resistant and fire-retardant types. Among the specialized applications for Wilsonart laminate are those in laboratory work surfaces, jetways and naval vessels. In 1998, Wilsonart continued its practice of updating its range of laminate designs.

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

Wilsonart decorative products are sold throughout the United States through wholesale building material distributors and directly to original equipment manufacturers. Laminate flooring is sold through approximately 11,000 independent floor covering distributors and dealers. The company sells products outside the United States through independent distributorships and foreign subsidiaries. Products are sold in nearly 100 countries, in North America, most of Europe, Central and South America, much of East Asia, and in Mexico, Australia, New Zealand and South Africa.

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

Raw Materials and Facilities
The manufacture of decorative laminates requires various raw materials, including kraft, decorative and overlay papers, melamine and phenolic resins and fiberboard. Each of these items is available from a limited number of manufacturers, but Wilsonart has not experienced difficulties in obtaining sufficient quantities.

The principal raw materials used in Florida Tile products are clay, talc, stains and frit (ground glass), all of which are available to Florida Tile in sufficient quantities.

Wilsonart owns and operates three laminate manufacturing facilities in Texas and North Carolina, manufacturing plants in Germany, Canada and the United Kingdom, and a finishing plant in China.

Wilsonart has the largest decorative laminate production capacity in North America and one of the largest capacities in the world. Adhesives are produced at two plants located in Texas and Louisiana. The high-pressure laminate flooring product and the company's solid surfacing sinks are manufactured in facilities in Texas. Other solid surfacing products are purchased under a supply agreement. The company believes that the source of supply is reliable. Wilsonart has 17 regional distribution centers that are geographically dispersed throughout North America. These facilities can deliver stock items within 24 hours. Non-stock items can be produced and delivered within seven working days. Wilsonart also has six warehouses in Europe and Asia and four in South Africa.

In 1998, Wilsonart acquired the Resopal and Arborite decorative laminate businesses, including plants in Canada and Germany. In 1998, Wilsonart became a majority participant in a joint venture that operates a leased manufacturing plant in Thailand. Wilsonart purchased the worktop operating assets of Direct Worktops Limited, the largest manufacturer and distributor of high-pressure laminate worktops in the United Kingdom.

Florida Tile manufactures products in three owned manufacturing plants located in Florida, Georgia and Kentucky. Most of Florida Tile's products are distributed through a single facility in Kentucky to company-owned and independent distribution outlets.

Competition
Wilsonart products are sold in highly competitive markets throughout the world. The company's laminate and solid surfacing products compete with a broad variety of surfacing and flooring materials. Wilsonart estimates that it has over 50% of U.S. sales of high pressure decorative laminates and about 20% of U.S. sales of laminate flooring. Laminate flooring has been a growing market segment, although it still represents a small proportion of all laminate applications and of flooring products. While Wilsonart's sales of solid surfacing products have increased, Wilsonart estimates that its major competitor accounts for about 75% of total sales of solid surfacing products. Wilsonart has a relatively small portion of U.S. adhesives sales. Wilsonart successfully competes with other companies by providing fast product delivery; offering a broad choice of colors, designs and finishes; and emphasizing design, quality, customer service and product development.

Florida Tile competes in a highly fragmented market with a number of other domestic and foreign tile manufacturers, as well as sellers of marble, stone, cast products, carpeting, resilient flooring and other types of wall and floor covering materials. The Registrant believes Florida Tile is the second largest U.S. ceramic tile manufacturer, with sales substantially lower than the largest U.S. tile manufacturer. Foreign-manufactured products account for approximately 55% of ceramic tile sales in the United States. The United States represents only about 6% of the worldwide market for ceramic tile. Important competitive factors in Florida Tile's business include price, style, quality, breadth of product line and service.

Miscellaneous
The Decorative Products Group maintains a continuing program of product development. Its efforts focus on manufacturing processes, as well as on product design, quality, performance and durability, product enhancement, and product applications. Development of component materials for laminate, solid surfacing and ceramic tile products is generally performed by the companies providing those materials.

The Group's products are sold for new construction and remodeling, in both the residential and commercial markets. As a consequence, the Group's sales are affected by the seasonality of the new construction and remodeling industries and prevailing interest rates.


CONSUMER PRODUCTS GROUP

Principal Products, Markets and Distribution
The Consumer Products Group consists of West Bend and Precor. It contributed 12%, 14% and 13% of the sales of the Registrant's business for the fiscal years 1998, 1997 and 1996, respectively.

West Bend designs, manufactures and sells small electric appliances, such as bread makers, electric skillets, griddles, slow cookers, woks, corn poppers, beverage makers, mixers and electronic timers, under the West Bend trademark. West Bend also manufactures and sells high-quality stainless steel cookware and a line of household water distillers. During 1998, West Bend continued to expand its product lines and introduced two bread makers, a line of crockery cookers and a toaster oven broiler.

Precor manufactures aerobic physical fitness equipment, such as treadmills, elliptical crosstrainers, low-impact climbers, exercise cycles and stretch training devices, all of which are marketed under the Precor trademark. In 1998, Precor introduced a line of anaerobic fitness equipment through its acquisition of Pacific Fitness Corporation, noted below. Those products are sold under the Pacific Fitness trademark.

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

Precor and Pacific Fitness equipment for home use is sold primarily through specialty fitness equipment retail stores. Precor and Pacific Fitness commercial equipment is sold through specialty equipment fitness dealers and directly to major fitness clubs. About a quarter of Precor's products are sold outside the United States, in Canada, Asia, Europe, Latin America and the Middle East. Those products are sold primarily through independent distributors. About 60% of Precor's revenue is derived from sales of products for club use, with the remainder coming from sales of products for home use.

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

West Bend owns and operates two manufacturing plants in Wisconsin and Mexico. Precor maintains three leased plants in the state of Washington. In 1998, Precor acquired Pacific Fitness Corporation, a supplier of high-end strength training machines for home and health club use, with a manufacturing plant in California.

Competition
Products sold by West Bend and Precor compete with products sold by numerous other companies of various sizes in highly competitive markets. The small appliance business is a mature industry, with growth dependent in large measure on developing new products, entering new product categories and satisfying the needs of large mass merchandisers. Low-priced imports are of increasing significance in the business. Many product life cycles in the home fitness business are relatively short, creating a continuing need for product development. Important competitive factors in this segment include price, customer service, development of new products and product features, quality, name recognition, innovative design, product performance, just-in-time delivery and warranties.

Miscellaneous
The small appliance industry is dependent on gift-giving for a substantial portion of its sales. West Bend's housewares sales in the fourth quarter typically are significantly higher due to the gift-giving season. Precor's business for home products is significantly higher in the first and fourth quarters, when winter weather forces more people to exercise indoors. The Consumer Products Group is dependent on two customers for approximately one-quarter of its revenues.

OTHER INFORMATION RELATING TO THE BUSINESS

Trademarks and Patents
The Registrant considers trademarks and patents to be of importance to its businesses. The Registrant's trademarks are among the leading brand names for many of its product lines. The Registrant maintains registrations on its most important trademarks. Its businesses have followed the practice of applying for patents in the United States and other countries with respect to most of the significant patentable developments. They now own several hundred patents relating to their products. The remaining duration of these patents varies. In certain cases, the Registrant has elected common law trade secret protection in lieu of obtaining patent protection. In addition, the Registrant's businesses have licenses under patents owned by others. No business is dependent to any material extent upon any single patent, trademark, license or trade secret or group of patents, trademarks, licenses or trade secrets.

Research and Development
For fiscal years ended 1998, 1997 and 1996, the Registrant spent approximately $51 million, $46 million and $39 million, respectively, on research and development activities.

Environmental Laws
Compliance by the Registrant's businesses with federal, state and local environmental protection laws has not in the past had, and is not expected to have in the future, a material effect upon its capital expenditures, liquidity, earnings or competitive position. The Registrant expects to expend less than $200,000 through 2000 on capital expenditures related to environmental facilities. In 1998, the Registrant had approximately $300,000 of capital expenditures for environmental facilities, and approximately $400,000 of remedial expenditures for environmental sites. See Item 3 for a further discussion of environmental matters.

Employees
The Registrant and its subsidiaries employ approximately 19,300 people. Approximately 22% of the Registrant's employees are affiliated with one of the several unions with which the Registrant's subsidiaries have collective bargaining agreements. In recent years, there has been no major effort to organize additional persons working for the Registrant's businesses, and there have been no significant work stoppages. The Registrant considers its relations with its employees to be good.

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

(d) Financial Information about Foreign and Domestic Operations
For information concerning foreign and domestic operations, see Note 8 ("Income Taxes") and Note 11 ("Segments of the Business") of this Report. For information concerning Registrant's discontinued Tupperware operation, see
Note 2 ("Distribution of Tupperware to Shareholders") of this Report.

Executive Officers of the Registrant
Following is a list of the names and ages of all the Executive Officers of the Registrant, indicating all positions and offices with the Registrant held by each such person, and each such person's principal occupations or employment during the past five years. Each such person has been elected to serve until the next annual election of officers of the Registrant, which is expected to occur on May 5, 1999.

Name and Age                  Positions and Offices Held and Principal
                              Occupations or Employment During
                              Past Five Years

James M. Ringler (53)         Chairman of the Board, Chief Executive Officer
                              and President since October 1997, after having served as Chief Executive Officer and President since May 1996. Prior thereto, Mr. Ringler was
                              President and Chief Operating Officer.

Joseph W. Deering (58)        Group Vice President of Premark and President of
                              Premark's Food Equipment Group.

William R. Reeb (51)          Group Vice President of Premark, President of
                              Premark's Decorative Products Group and
                              President of Wilsonart, since January 1999.
                              Prior thereto, Mr. Reeb was Corporate Vice
                              President since November 1994, and President of Wilsonart since August 1993.

Thomas W. Kieckhafer (60)     Corporate Vice President of Premark and
                              President of The West Bend Company.

John M. Costigan (56)         Senior Vice President, General Counsel and
                              Secretary.

Lawrence B. Skatoff (59)      Senior Vice President and Chief Financial
                              Officer.

Raymond Barbosa (44)          Vice President, Taxes and Tax Counsel since May
                              1996, prior to which Mr. Barbosa was Tax
                              Counsel.

L. John Fletcher (55)         Vice President, Assistant General Counsel
                              and Assistant Secretary since May 1996, prior to which Mr. Fletcher was Vice President and
                              Assistant General Counsel.

Isabelle C. Goossen (47)      Vice President and Treasurer since August 1996,
                              after having served as Vice President, Financial
                              Relations since January 1996, Vice President,
                              Planning since June 1994, and Director of
                              Financial Relations prior thereto.

Robert W. Hoaglund (60)       Vice President and Controller since January
                              1996. Prior thereto, Mr. Hoaglund was
                              Vice President, Control & Information Systems.

H. Kirk Mueller (45)          Vice President, Human Resources since August
                              1998, after having served as Director of Human
                              Resources since 1995, and Director of Executive
                              Compensation prior thereto.

Anthony C. Scolaro (50)       Vice President, Planning and Business
                              Development since January 1996. Mr. Scolaro was Corporate Development Vice President at
                              Ecolab, Inc., from 1994 to 1996 and was
                              Assistant to the President at Rykoff-Sexton, Inc., prior thereto.


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

Item 4. Submission of Matters to a Vote of Security Holders
None.


                           PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters Stock price information is set forth in Note 13 ("Quarterly Summary (unaudited)") of this Report. Other matters are set forth in Note 14 ("Shareholders' Rights Plan") of this Report. As of March 3, 1999, the Registrant had 17,799 shareholders of record.

Item 6.  Selected Financial Data
The information under the caption "Selected Financial Data" appears on pages 30 to 33 of this Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
In November 1995, the company's Board of Directors authorized management to proceed with a plan to establish Tupperware Corporation ("Tupperware") as an independent company through a stock distribution to Premark's shareholders ("Distribution Agreement"). The distribution was effected on May 31, 1996. Tupperware has been reported as a discontinued operation in these financial statements. The information contained in this financial review should be read in conjunction with the consolidated financial information on pages 35 to 52 of this Report.

RESULTS OF OPERATIONS

Net Sales
Sales rose by 14% to a record $2.7 billion in 1998, from $2.4 billion in 1997, reflecting several acquisitions made by the company during the year along with improvements at Wilsonart, the Food Equipment Group, Precor and Florida Tile. Adjusting for the effect of acquisitions, sales grew 5%. The effect of foreign exchange rate changes on sales was minimal. In 1997, sales increased by 6% to $2.4 billion, from $2.3 billion in 1996, reflecting improvements at Wilsonart, the Food Equipment Group, Precor and West Bend. These increases more than offset a decline at Florida Tile and the absence of sales at Hartco Flooring, which was sold in the second quarter of 1996. In 1998, 27% of net sales were foreign-based, versus 24% in 1997. Foreign operations generated 11% and 2% of segment profit in 1998 and 1997, respectively.

Costs and Expenses
The cost of products sold in relation to sales was 63.0%, 63.4% and 63.7% in 1998, 1997 and 1996, respectively. The ratio improved in 1998 compared with 1997 because manufacturing efficiencies at the Food Equipment Group's domestic operations and the absence of provisions in 1997 to realign operations in Europe and close plants in France and Australia. Partially offsetting these positive effects were high manufacturing costs at Wilsonart's acquisitions and lower production levels at Florida Tile. The improved ratio in 1997 compared with 1996 was the result of lower manufacturing costs at Wilsonart and a favorable product mix at Precor. These factors were somewhat offset by manufacturing inefficiencies at the Food Equipment Group's domestic operations as production was being shifted between plants, as well as the provisions mentioned above. In addition, lower production levels at Florida Tile and lower pricing at West Bend affected the comparison.

Delivery, sales and administrative expenses as a percentage of sales were 28.3%, 29.3% and 29.1% in 1998, 1997 and 1996, respectively. The improved ratio in 1998 compared with 1997 is due to lower marketing expenses as a percent of sales at the Food Equipment Group and lower marketing and warehouse expenses as a percent of sales at Wilsonart. These savings were somewhat offset by higher new product development costs at Precor.

Net Interest Expense
Interest expense, net of interest income, was $11.2 million in 1998, $4.9 million in 1997 and $9.3 million in 1996. The increase in net interest expense in 1998 over 1997 was due to a higher net debt position as a result of the placement of $150 million of long-term debt in November and less cash being invested in interest-bearing instruments. For part of 1996, net interest expense reflects interest accrued and earned on all of Premark's borrowings and invested cash, excluding amounts that were owed or held by Tupperware. In 1996, debt levels fell significantly as a result of the special dividend paid to Premark by Tupperware on May 24, 1996, as well as cash received from the sale of Hartco. The drop in net interest expense in 1997 over 1996 represents a full year of lower debt levels.

Tax Rate
The effective tax rates for 1998, 1997 and 1996 were 38.0%, 40.6% and 49.8%, respectively. The 1996 rate reflects the company's potential inability to realize the full tax benefit associated with the loss on the sale of Hartco. Excluding the Hartco loss, the 1996 effective rate was 38.9%. The higher 1997 rate as compared with both 1998 and 1996 represents the inability to realize fully the tax benefit of the charge associated with the global restructuring of the Food Equipment Group.

Net deferred tax assets, net of valuation allowances, were $107.5 million at December 26, 1998, an increase of $12.4 million from net deferred tax assets of $95.1 million in 1997. The valuation allowance is recorded primarily as reserves for foreign operating losses and domestic capital loss carryforwards.

Income from Continuing Operations
For 1998, net income grew 31% to a record $136.1 million, or $2.11 per diluted share, from $103.8 million, or $1.59 per diluted share in 1997. An improvement in profitability at the Food Equipment Group and Wilsonart, coupled with the absence of a provision for global restructuring at the Food Equipment Group, more than offset declines at Florida Tile and West Bend, as well as higher net interest expense. Income from continuing operations rose 83% to $103.8 million in 1997 from $56.7 million in 1996, due in part to the loss on the sale of Hartco. Excluding that loss, income from operations would have risen nearly 9% from $95.4 million, as a result of a significant improvement at Wilsonart and Precor, coupled with lower net interest and corporate staff expenses. Partially offsetting these increases were the provisions for restructuring at the Food Equipment Group, a loss at Florida Tile and a decline in profitability at West Bend.


SEGMENTS

FOOD EQUIPMENT GROUP

Sales and Segment Profit 1998 versus 1997
The Food Equipment Group's 1998 sales of $1.411 billion were a record, rising nearly 10% from 1997 sales of $1.286 billion. On a local currency basis, sales grew in all geographic sectors, aided by the full year impact of the 1997 acquisitions of Eurotec and Baxter, as well as the acquisitions completed in 1998. The improvement was partially offset by the unfavorable effect of foreign exchange. Segment profit jumped 59% to a record $114.2 million in 1998 from $71.9 million in 1997, due in part to the absence of a $20.6 million provision taken last year related to the restructuring of the international operations. For 1998 and 1997, respectively, the Food Equipment Group accounted for 52% and 53% of sales, and 47% and 38% of segment profit.

Regional Results
Sales in the United States rose 14% in 1998 to a record $850.1 million due to the full year impact of the 1997 purchase of Baxter, along with the results of the 1998 acquisitions of Somat Corporation, Wittco Foodservice Equipment, Inc., Traulsen & Co., Inc. and Baker's Aid, Inc. Excluding the revenues of these companies, sales would have increased 4%. Improvements in Hobart, Vulcan-Hart and Wolf more than offset a drop in export revenue. Segment profit, also a record, increased 27% to $84.0 million in 1998 from $66.1 million in 1997. Excluding acquisitions, segment profit rose 20% on higher volume, manufacturing efficiencies and lower selling and administrative expenses as a percent of sales.

European sales rose by $27.8 million in 1998 to a record $457.9 million, a 6% increase from 1997. The effect of foreign exchange rates was negligible. The growth reflected the full year impact of Eurotec, which was acquired in 1997; the acquisition of MBM SpA in 1998; as well as improvements in the United Kingdom and Germany, which offset a decline in France and lower export sales. Segment profit rose significantly to $26.7 million from $2.7 million in 1997, mainly due to the absence of 1997's $17.8 million provisions for restructuring and reduction in force. Absent these expenses, segment profit rose $6.2 million, or 30%, on higher sales noted above.

Sales by the group's other international operations of $103.2 million declined 4% from $107.9 million in 1997 due to the weakness of the Asian markets. On a local currency basis, sales rose 3%, as higher revenues in Canada and Latin America, especially Mexico, offset a significant decline in the Asia Pacific region, especially Hong Kong where a major project was completed in 1997. Segment profit rose to $3.5 million from $3.1 million in 1997, despite lower production volume and costs incurred to close a parts warehouse in Canada in 1998, as well as the effect of lower volume in the Asia Pacific markets. In 1997 results were impacted by a $2 million provision to close the Australian plant, inventory adjustments in Australia and Brazil, and an $0.8 million provision for restructuring.

1997 versus 1996
Sales by the Food Equipment Group of $1.286 billion rose nearly 4% from 1996 sales of $1.238 billion. Growth occurred in all geographic sectors, aided by the acquisitions of Eurotec and Baxter. The increase was partially offset by the unfavorable impact of foreign exchange. Segment profit, however, fell 8% to $71.9 million from $77.9 million in 1996, as a result of $20.6 million in provisions related to restructuring of the international operations and reductions in force.

DECORATIVE PRODUCTS GROUP

Sales and Segment Profit 1998 versus 1997
The Decorative Products Group's 1998 sales of $996.0 million increased 26% from 1997 sales of $790.2 million, due principally to growth at Wilsonart. Segment profit of $98.3 million increased 19% from $82.4 million in 1997 as a result of substantial improvement at Wilsonart, partially offset by a larger loss at Florida Tile. For 1998 and 1997, respectively, the Decorative Products Group accounted for 36% and 33% of sales, and 40% and 43% of segment profit.

Wilsonart's sales in 1998 rose 31% over 1997 to record levels, due in part to the acquisition of the Resopal and Arborite decorative laminate businesses at the beginning of the year, as well as the purchase of Direct Worktops Limited in October. Absent those acquisitions, sales rose 12% reflecting higher volume in its laminate, flooring and solid surfacing product lines. As a result of higher sales, Wilsonart's segment profit increased 27%, more than offsetting higher laminate and solid surfacing product costs, as well as increased marketing and distribution expenses associated with the higher volume and expansion overseas.

Florida Tile's sales rose 6% from 1997 due to expansion of company-owned distribution centers and despite competitive pricing pressures. Nevertheless, Florida Tile reported a higher segment loss due to lower production intended to reduce inventory levels, as well as higher expenses incurred due to the increased number of company-owned distribution centers.

1997 versus 1996
The Decorative Products Group had 1997 sales of $790.2 million, 8% above 1996 sales of $730.4 million. Excluding Hartco, which was sold in mid-year 1996, sales of the continuing businesses grew 15% as growth at Wilsonart offset a decline at Florida Tile. Segment profit of $82.4 million rose substantially from $28.5 million in 1996 as a result of the $43.1 million pretax loss on the sale of Hartco. Excluding that loss, segment profit would have increased 15% from $71.6 million, on an increase at Wilsonart, which more than offset a loss at Florida Tile.

CONSUMER PRODUCTS GROUP

Sales and Segment Profit 1998 versus 1997
Sales of the Consumer Products Group in 1998 were $331.9 million compared with $330.6 million in 1997 on significantly higher volume at Precor, which was partially offset by a decline at West Bend. Segment profit in 1998 declined 12% to $32.0 million from $36.3 million in 1997 as the lower results at West Bend more than offset higher volume at Precor. For 1998 and 1997, respectively, the Consumer Products Group accounted for 12% and 14% of sales, and 13% and 19% of segment profit.

West Bend sales fell 12% from 1997, as lower housewares volume and competitive pricing on bread makers offset slightly improved pricing in direct-to-the-home products. Segment profit fell substantially from 1997 as a result of lower housewares sales and production volume, offset somewhat by lower operating expenses.

Precor sales for 1998 were a record, rising 28% from 1997 due in part to the purchase in October of Pacific Fitness Corporation. Excluding the acquisition, sales rose 24%. Improvement in both the club and home markets in the United States, driven by the success of the elliptical cross trainer product and commercial treadmills, along with stronger international results, led the growth. Record segment profit reflected the higher sales volume despite increased selling and advertising expenses and new product development costs.

1997 versus 1996
Consumer Product Group sales of $330.6 million in 1997 rose 11% from 1996 sales of $298.8 million primarily reflecting a significant increase at Precor. Segment profit in 1997 grew 11% to $36.3 million from $32.6 million in 1996 due to higher sales volume at Precor, which more than offset lower results at West Bend.

FINANCIAL CONDITION

Liquidity and Capital Resources
In early fiscal 1998, the company completed the acquisition of the Resopal and Arborite decorative laminate businesses for approximately $16 million including the assumption of $6 million of debt. In addition, the company purchased the assets of Somat Corporation for approximately $4 million and the stock of Wittco Foodservice Equipment, Inc. for approximately $6 million. In the second quarter, the company completed the acquisition of Traulsen & Co., Inc. for approximately $42 million including the assumption of $4 million of debt. In the fourth quarter, the company acquired MBM SpA for approximately $30 million including the assumption of $4 million of debt; Pacific Fitness Corporation for $7 million; certain assets of Direct Worktops Limited for $60 million and the assets of Baker's Aid, Inc. for approximately $9 million. Subsequent to fiscal year end, the company purchased Stanley Knight Corporation and KaiRak, Inc. for $4 million and $5 million, respectively. Funds used to purchase these companies came from available cash and issuance of long-term debt.

In 1996, under the Distribution Agreement, Premark received a special dividend of $284.9 million, which was used to reduce substantially the company's outstanding debt. In addition, in June the company completed the sale of its Hartco subsidiary for $35.8 million cash and disposition of debt.

The total debt-to-capital ratio at the end of 1998 was 22.0% compared with 12.3% at the end of 1997. The higher ratio compared with last year is due to the increase in domestic long-term debt as a result of the issuance of $150 million of 10-year notes in November 1998. As of December 26, 1998, unused lines of credit were $427.9 million including $250 million under a revolving credit agreement that expires in October 2002. Future cash flows, lines of credit and other short-term financing are expected to be adequate to fund operating and investing activities.

The company is required by its debt covenants to maintain consolidated net worth of at least $550 million and to maintain consolidated debt at no more than 50% of total capitalization. It is limited in the amount of debt that its subsidiaries may hold and the amount of liens that may be created or assumed. The company has been and continues to be in compliance with all of its debt covenants.

Working capital was $606.7 million at the end of 1998, compared with $532.1 million and $594.4 million at the end of 1997 and 1996, respectively. The current ratio was 2.0-to-1 at both the end of 1998 and 1997, compared with 2.3-to-1 the end of 1996. The major differences in the components of working capital in 1998 versus 1997 are increases in accounts receivable, inventories, accounts payable and accrued liabilities due principally to the inclusion of recent acquisitions, but also reflecting higher sales. The primary components of the decrease in working capital in 1997 versus 1996 were lower cash and cash equivalents, as well as short-term investments, as a result of funds used to purchase Eurotec and Baxter. Accounts receivable, inventories and accounts payable increased over 1996 due to higher sales, the inclusion of recent acquisitions and further international expansion by the Food Equipment Group and Wilsonart.

Operating Activities
Cash provided by operating activities was $180.0 million in 1998 compared with $165.9 million in 1997 and $162.4 million in 1996. The 1998 improvement was due to higher net income, as well as lower growth in inventories and accounts receivable. The inventory variance was generated principally at Wilsonart and Florida Tile. Somewhat offsetting this improvement were lower accounts payable and accrued liabilities due in part to lower inventory purchases and the reduction in accruals set up in 1997 for the global restructuring of the Food Equipment Group, as well as higher income tax payments. The 1997 increase was due to higher net income and higher accounts payable, as well as the use of cash in 1996 for the payment of expenses related to the spin-off of Tupperware. Mostly offsetting this increase were higher uses of cash for accounts receivable and inventory, mainly reflecting the growth of the businesses.

Investing Activities
For 1998, 1997 and 1996, respectively, capital expenditures amounted to $108.2 million, $81.4 million and $84.1 million. The growth in 1998 compared with 1997 reflects higher spending for plant and product expansion at Wilsonart. The slight decrease in 1997 compared with 1996 reflects lower spending at the Food Equipment Group and Florida Tile, partially offset by an increase in spending at Wilsonart. Capital expenditures are expected to be approximately $100 million in 1999.

Dividends
Dividends declared per common share were 39 cents in 1998, 35 cents in 1997 and 73 cents in 1996. Quarterly dividends increased to 10 cents and 9 cents in the second quarters of 1998 and 1997, respectively. The quarterly dividend was adjusted to 8 cents in the third quarter of 1996 as a result of the spin-off of Tupperware.

Share Repurchases
In August 1996, the company announced the authorization by its Board of Directors for the repurchase of 6 million of its shares of common stock, with volume and timing to depend on market conditions. Purchases will be made in the open market or through other transactions and will be financed through available cash, cash flow from operations or issuance of additional debt. Under this plan, through December 26, 1998, and March 3, 1999, respectively, the company has repurchased 3,575,000 shares and 4,015,000 shares at an average price of $28 and $29, respectively. The company's previous stock repurchase plan, announced in August 1995, was terminated prior to June 1996. Under that plan, the company had repurchased 588,000 shares before the Distribution at an average cost of $51 per share.

Impact of Inflation
Inflation as measured by the Consumer Price Index has continued at a low level in the United States. The company did not experience any significant cost increases during 1998 or 1997.

New Accounting Standards
In June 1998, Statement of Financial Accounting Standards No. 133 (SFAS No.
133), "Accounting for Derivative Instruments and Hedging Activities," was issued. This statement is required to be adopted for fiscal years beginning after June 15, 1999. The statement requires that all derivatives be recorded at fair value (marked to market) on the balance sheet. Accounting for gains and losses arising from changes in the fair value of a derivative would depend upon the intended use of the derivative. For a derivative designated as a hedge of an asset, liability, or a firm commitment that is subject to exposure to changes in fair value, the gain or loss would be recognized in earnings in the period of change, together with the offsetting loss or gain on the hedged item. For a derivative designated as a hedge of cash flows of a forecast transaction, the gain or loss would be included in comprehensive income and recognized in earnings in the same period that the scheduled transaction occurs. For a derivative designated as a hedge of the net investment in a foreign operation, the gains and losses would be included in comprehensive income. Finally, gains and losses for all other derivatives that cannot be designated as a hedge would be recognized in earnings in the period of change. The company does not anticipate that there will be a material impact on the results of operations or financial position as a result of the adoption of SFAS No. 133.

Year 2000
The company continues to address actively the risks that the Year 2000 issue could have on its computer systems and applications, manufacturing tools and equipment, personal computers, communication systems and other date-sensitive equipment. The company's remedial efforts include the utilization of both internal and external resources to identify and test systems and equipment for Year 2000 compliance and to reprogram or replace them when necessary. It is presently anticipated that most of this effort will be completed by mid-1999. The company's remedial efforts are traced by regular progress reports that will continue throughout 1999. In addition, the company has engaged an outside consultant to provide an independent analysis of its Year 2000 remediation efforts.

The company has also initiated formal communications with its significant suppliers, major customers and other third-party providers to determine the extent to which the company's systems and operations are vulnerable to any failure by those third parties to remediate their own Year 2000 problems. There can be no guarantee, however, that the systems of other companies will be converted in a timely manner and would not have an adverse effect on the company. Nevertheless, management believes that ongoing communication with, and assessment of, these third parties will minimize these risks. The company has determined it has no exposure to contingencies related to the Year 2000 issue for the products it has sold.

Although the company does not anticipate that significant business interruption will occur as a result of Year 2000 issues, there can be no assurance that complete Year 2000 compliants will be achieved by the end of 1999. A "worst case scenario" would include, but would not be limited to, the inability to process normal business transactions, hardware failures and the failure of infrastructure services provided by government agencies and other third-party suppliers including power, water and transportation. In addition, failures could be more severe in countries outside the United States where the company conducts business. Contingency plans will be developed for any matters not resolved in 1999 that could have a material negative impact and plans will be finalized in the second half of 1999.

The total cost of the company's Year 2000 activities is estimated to be $17 million, which includes $11.8 million incurred through 1998, and will be funded through operating cash flows. These costs are expensed as incurred. The costs of the compliance effort and the date by which the company believes it will complete the Year 2000 modifications are based upon management's best estimates. There can be no guarantee that these estimates will be achieved, however, and actual results could differ materially from those anticipated.

Adoption of the Euro
On January 1, 1999, 11 member countries of the European Union adopted the euro, fixing conversion rates between those countries' existing national currencies and the euro. Until January 1, 2002, either the euro or a participating country's legacy currency will be accepted as legal currency. Beginning on January 1, 2002, euro-denominated bills and coins will be issued and legacy currencies will be withdrawn from circulation.

The company currently is able to transact business in both the euro and the various legacy currencies, but there are no plans to convert to strictly euro-based transactions before 2001. Costs to convert to the euro, both from an information technology viewpoint, as well as non-systems related costs, are immaterial. There should be no impact of the adoption of the euro on existing contracts.

A company task force is assessing the potential impact from the euro conversion including (1) the competitive impact of cross-border pricing; (2) the impact on currency exchange costs and currency exchange rate risk; and (3) the effect on intracompany transfer pricing. Since the task force is still in its assessment phase, the company cannot yet fully predict the anticipated impact of the euro conversion on the company.

Cautionary Statement
Section 21E of the Exchange Act provides a safe harbor for forward-looking statements to encourage companies to provide prospective information about their companies. Forward-working statements speak only as of the date on which they are made, are not representations of future actions or results, and caution should be used in considering them in making investment decisions. Risk factors include the factors noted in Item 1 "Business," Item 3 "Legal Proceedings" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operation."


Item 7A  Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risks
The company has a number of manufacturing sites throughout the world and markets its products in more than 100 countries. The company faces transactional currency exposures that arise when its U.S. or foreign subsidiaries enter into transactions denominated in currencies other than their local currency. The major foreign currencies in which foreign exchange currency risk exists are the British pound sterling, French franc, German mark, Canadian dollar and Italian lira. The company also faces currency exposure that arises from translating the results of its global operations to the U.S. dollar at exchange rates that have fluctuated from the beginning of the period. In 1998, sales outside the United States accounted for approximately 27% of worldwide sales. While the dollar strengthened against most currencies during the early part of the year, it weakened against the European currencies towards the end of 1998. The overall strengthening of the dollar reduced sales by less than 1%. The effect of foreign exchange reduced 1998 segment profit by less than 1%. Assets and liabilities of foreign subsidiaries are translated at exchange rates at the balance sheet date as more fully explained in Note 1 of the Notes to Consolidated Financial Statements. The resulting translation adjustments are included in the "Accumulated other comprehensive income" component of Shareholders' equity. During 1998, translation adjustments increased stockholders' equity by $5.0 million.

The company uses derivative financial instruments, principally foreign currency forward purchase and sale contracts with terms generally less than one year, to hedge its exposure to changes in foreign currency exchange rates. The company's primary exposure to changes in foreign currency rates results from intercompany loans made between the U.S. and its foreign affiliates to minimize the need for borrowings from third parties. Additionally, the company occasionally enters into foreign currency forward purchase and sale contracts to lessen its exposure to changes in exchange rates on intercompany purchases of inventory. See Note 7 of the Notes to the Consolidated Financial Statements for a description of outstanding foreign exchange contracts as of December 26, 1998 and December 27, 1997. The company does not enter into derivative financial instruments for speculative purposes.

Holding other variables constant, if the dollar weakened by 10%, the market value of foreign currency contracts outstanding at December 26, 1998, would decrease by approximately $4.6 million. Such losses would be substantially offset by gains from the revaluation or settlement of the underlying positions hedged.

Interest Rate Sensitivity
The company is exposed to interest rate risk through its borrowing activities and its investment in marketable securities. The company may from time to time use U.S. dollar-denominated commercial paper and borrowings, as well as foreign currency-denominated borrowings to fund its working capital and investment needs. As of December 26, 1998, there were no U.S. short-term borrowings. Most short- and long-term borrowings are at fixed rates, as are all marketable securities. There is inherent roll-over risk for borrowings and marketable securities as they mature and are renewed at the then current market rates. Most of the company's debt is long-term in nature, and there are no current plans to redeem long-term debt obligations before their stated maturities. Thus, the company is not exposed to fair value risk from interest rate changes on that debt. The company presently does not use derivative instruments to adjust its interest rate risk.

Using a yield-to-maturity analysis and assuming an increase in interest rates of 50 basis points (about 10% movement in interest rates) with the December 26, 1998 level of marketable securities and short-term debt, the potential decrease in fair value would be $0.7 million and $0.1 million, respectively. Conversely, a decrease in interest rates of 50 basis points would potentially increase the fair value of marketable securities and short-term debt by $0.7 million and $0.1 million, respectively.


Item 8.  Financial Statements and Supplementary Data

     (a) The required information is included in Item 14(a)(1) and (2) of this Report.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.


                           PART III

Item 10.  Directors and Executive Officers of the Registrant

Information regarding the Directors of the Registrant is set forth under the sub-caption "Board of Directors" appearing under the caption "Election of Directors" in the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 5, 1999, and is incorporated by reference into this Report. Information regarding the Executive Officers of the Registrant is included in Part I hereof under the caption "Executive Officers of the Registrant," in reliance upon General Instruction G to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.


Item 11.  Executive Compensation

Information regarding this item is set forth under the caption "Compensation of Directors" in the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 5, 1999, and is incorporated by reference into this Report. The information relating to executive officers' compensation under the headings "Summary Compensation Table," "Stock Options," "Long-Term Incentive Plan Awards" and "Pension Plans" of such Proxy Statement is incorporated by reference into this Report.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information regarding this item is set forth under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 5, 1999, and is incorporated by reference into this Report.


Item 13. Certain Relationships and Related Transactions

None.


                            PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports
On Form 8-K

(a)(1) and (a)(2)
Information regarding this requirement is set forth in the Financial Table of Contents on page 29 of this Report under the heading "Financial Statements" and in Exhibit 99.1.

(a)(3) List of Exhibits: (numbered in accordance with Item 601 of Regulation
S-K)

Exhibit
Number      Description

 *3.1 Restated Certificate of Incorporation, as restated effective October 31, 1986 (Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the year ended December 27, 1997)

 *3.2 Amended By-Laws (Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the period ending September 26, 1998)

 *4.1 Rights Agreement and Exhibits dated November 6, 1996 (Exhibit 1 to the Registrant's Current Report on Form 8-K dated November 22,
            1996)

 *4.2 Form of Indenture (Revised) in connection with the Registrant's Form S-3 Registration Statement No. 33-35137 and Form S-3 Registration Statement No. 333-62105 (Exhibit 4.2 to the Registrant's Annual Report on Form 10-K for the year ended December 28, 1996)

*10.1 $250,000,000 Credit Agreement amended as of October 3, 1997 (Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the year ended December 27, 1997)

            Compensatory Plans or Arrangements (10.2-10.6)

*10.2 Premark International, Inc. 1994 Incentive Plan (Exhibit 4.1 to the Registrant's Form S-8 Registration Statement No. 33-53561 dated May 4, 1994)

*10.3 Premark International, Inc. Supplemental Plan, as amended and restated effective April 1, 1997 (Exhibit 10.3 as to the Registrant's Form 10-K for the year ended December 27, 1997)

*10.4 Premark International, Inc. Change of Control Policy, as amended in 1996 (Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the year ended December 28, 1996)

*10.5 Form of Employment Agreement entered into between the Registrant and certain executive officers (Exhibit 5 to the Registrant's Current Report on Form 8-K dated November 22, 1996)

 10.6       Premark International, Inc. Director Stock Plan, as amended

 21         Subsidiaries of the Registrant as of March 3, 1999

 23 Manually signed Consents of Independent Auditors to the incorporation of their reports by reference into the prospectuses contained in specified registration statements on Form S-8 and Form S-3

 24         Powers of Attorney

 27         Financial Data Schedule

 99.1       Report of Independent Accountants

*Document has heretofore been filed with the Commission and is incorporated by reference and made a part of this Report.

The Registrant agrees to furnish, upon request of the Commission, a copy of all constituent instruments defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries.

(b) Reports on Form 8-K
During the quarter ended December 26, 1998, the Registrant filed no Current Report on Form 8-K.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Premark International, Inc.
(Registrant)

By /s/ JAMES M. RINGLER
James M. Ringler
Chairman of the Board, Chief Executive Officer and President

March 3, 1999

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

Gary P. Coughlan*       Director

Dr. Ruth M. Davis*      Director

Lloyd C. Elam, M.D.*    Director

W. James Farrell*       Director

Richard S. Friedland*   Director

John B. McKinnon*       Director

David R. Parker*        Director

Janice D. Stoney*       Director

                        *By /s/ JOHN M. COSTIGAN
                         John M. Costigan
                         Attorney-in-fact


                         March 3, 1999

                          EXHIBIT INDEX


Exhibit No.              Description

 10.6       Premark International, Inc., Director Stock Plan, as amended

 21         Subsidiaries of the Registrant as of March 3, 1999

 23 Manually signed Consents of Independent Auditors to the incorporation of their report by reference into the prospectuses contained in specified registration statements on Form S-8 and Form S-3

 24         Powers of Attorney

 27         Financial Data Schedule

 99.1       Report of Independent Accountants

SELECTED FINANCIAL DATA
(Dollars in millions,
  except per share        1998      1997      1996      1995      1994      1993      1992      1991      1990      1989      1988
  amounts)            --------- --------- --------- --------- --------- --------- --------- --------- --------- --------- ---------
Operating results

Net sales:
  Food Equipment Group:
    United States     $  850.1  $  748.0  $  728.1  $  710.8  $  687.8  $  610.3  $  586.5  $  568.3  $  581.7  $  567.4  $  554.3
    Europe               457.9     430.1     414.3     442.2     369.2     344.0     412.9     384.2     359.7     304.1     264.7
    Other
      International      103.2     107.9      96.0      84.8      78.5      55.6      54.9      57.9      57.6      60.3      55.0
                      --------- --------- --------- --------- --------- --------- --------- --------- --------- --------- ---------
        Total          1,411.2   1,286.0   1,238.4   1,237.8   1,135.5   1,009.9   1,054.3   1,010.4     999.0     931.8     874.0
  Decorative Products
    Group                996.0     790.2     730.4     686.6     690.0     618.3     573.1     522.6     499.6     430.1     352.8
  Consumer Products
    Group                331.9     330.6     298.8     289.0     292.8     239.4     206.3     206.4     203.6     204.8     203.0
                      --------- --------- --------- --------- --------- --------- --------- --------- --------- --------- ---------

      Total net sales $2,739.1  $2,406.8  $2,267.6  $2,213.4  $2,118.3  $1,867.6  $1,833.7  $1,739.4  $1,702.2  $1,566.7  $1,429.8
                      ========= ========= ========= ========= ========= ========= ========= ========= ========= ========= =========

Segment profit:
  Food Equipment Group:
    United States     $   84.0  $   66.1  $   63.8  $   71.1  $   61.8  $   40.7  $   32.5  $   12.0  $   (4.2) $  (13.0) $   22.3
    Europe                26.7       2.7       6.2      15.5      15.8       7.6      15.7      23.8      26.6      28.4      27.3
    Other
      International        3.5       3.1       7.9       5.3       3.0       3.0       1.4       5.3       4.5       6.4       8.2
                      --------- --------- --------- --------- --------- --------- --------- --------- --------- --------- ---------
       Total             114.2      71.9      77.9      91.9      80.6      51.3      49.6      41.1      26.9      21.8      57.8
  Decorative Products
    Group                 98.3      82.4      28.5<F1>  50.4      36.5      33.4      35.0      38.3      46.9      42.1      42.3


  Consumer Products
    Group                 32.0      36.3      32.6      25.3      39.4      22.8      20.9      22.6      19.2      17.3      15.8
                      --------- --------- --------- --------- --------- --------- --------- --------- --------- --------- ---------
      Total segment
        profit        $  244.5  $  190.6  $  139.0  $  167.6  $  156.5  $  107.5  $  105.5  $  102.0  $   93.0  $   81.2  $  115.9
                      ========= ========= ========= ========= ========= ========= ========= ========= ========= ========= =========

Income from
  continuing
  operations          $  136.1  $  103.8  $   56.7<F2>$ 78.9  $   70.8  $   50.5  $   44.6  $   38.1  $   19.4  $   31.5  $   47.8
Income (loss) from
  discontinued
  operations               -         -        62.2     158.7     154.7     122.0     (40.0)     64.2      32.6      46.9      73.4
Cumulative effect of
  accounting changes       -         -         -         -         -         -       (83.9)      -         -         -       (15.9)
                      --------- --------- --------- --------- --------- --------- --------- --------- --------- --------- ---------

Net income (loss)     $  136.1  $  103.8  $  118.9  $  237.6  $  225.5  $  172.5  $  (79.3) $  102.3  $   52.0  $   78.4  $  105.3
                      ========= ========= ========= ========= ========= ========= ========= ========= ========= ========= =========

Per common share:
    Income from
      continuing
      operations      $   2.20  $   1.67  $   0.92<F3>$ 1.29  $   1.11  $   0.79  $   0.70  $   0.62  $   0.31  $   0.46  $   0.71
                      ========= ========= ========= ========= ========= ========= ========= ========= ========= ========= =========
    Income (loss) from
      discontinued
      operations      $   -     $   -     $   1.00  $   2.58  $   2.43  $   1.92  $  (0.63) $   1.04  $   0.52  $   0.69  $   1.09
                      ========= ========= ========= ========= ========= ========= ========= ========= ========= ========= =========

    Net income (loss) $   2.20  $   1.67  $   1.92  $   3.87  $   3.54  $   2.71  $  (1.25) $   1.66  $   0.83  $   1.15  $   1.56
                      ========= ========= ========= ========= ========= ========= ========= ========= ========= ========= =========

Per common share --
  assuming dilution:
    Income from
      continuing
      operations      $   2.11  $   1.59  $   0.89<F4>$ 1.26  $   1.08  $   0.77  $   0.69  $   0.61  $   0.31  $   0.45  $   0.69
                      ========= ========= ========= ========= ========= ========= ========= ========= ========= ========= =========
    Income (loss) from
      discontinued
      operations      $   -     $   -     $   0.97  $   2.52  $   2.38  $   1.85  $  (0.61) $   1.02  $   0.51  $   0.68  $   1.07
                      ========= ========= ========= ========= ========= ========= ========= ========= ========= ========= =========

    Net income (loss) $   2.11  $   1.59  $   1.86  $   3.78  $   3.46  $   2.62  $  (1.22) $   1.63  $   0.82  $   1.13  $   1.53
                      ========= ========= ========= ========= ========= ========= ========= ========= ========= ========= =========

Profitability ratios

Segment profit as a
  percent of sales:
    Food Equipment
      Group                8.1%      5.6%      6.3%      7.4%      7.1%      5.1%      4.7%      4.1%      2.7%      2.3%     6.6%
    Decorative
      Products
      Group                9.9      10.4       3.9<F1>   7.3       5.3       5.4       6.1       7.3       9.4       9.8     12.0
    Consumer
      Products
      Group                9.6      11.0      10.9       8.8      13.5       9.5      10.1      11.0       9.4       8.5      7.8
    Total                  8.9       7.9       6.1       7.6       7.4       5.8       5.8       5.9       5.5       5.2      8.1
Income from continuing
  operations as a
  percent of sales         5.0       4.3       2.5       3.6       3.3       2.7       2.4       2.2       1.1       2.0      3.3
____________

<F1>  Includes pretax loss from the sale of Hartco of $43.1 million.
<F2>  Includes loss from the sale of Hartco of $38.6 million.
<F3>  Includes loss from the sale of Hartco of $0.62.
<F4>  Includes loss from the sale of Hartco of $0.60.

(Dollars in millions,
  except per share        1998      1997      1996      1995      1994      1993      1992      1991      1990      1989      1988
  amounts)            --------- --------- --------- --------- --------- --------- --------- --------- --------- --------- ---------
Financial condition

  Working capital     $  606.7  $  532.1  $  594.4  $  276.6  $  281.1  $  301.2  $  262.2  $  171.6  $  253.2  $  280.2  $  254.4
  Property, plant
    and equipment, net   562.6     435.1     416.4     424.7     401.6     394.4     403.8     409.8     425.6     280.8     275.4
  Total assets         2,095.9   1,765.8   1,660.8   1,546.1   1,475.8   1,332.4   1,297.7   1,294.3   1,288.2   1,077.8     995.7
  Short-term
    borrowings
    and current
    portion of
    long-term debt        21.3      14.7       3.5     133.0      25.3       3.4       5.3     102.4      33.4      45.6      69.6
  Long-term debt         261.1     112.3     115.9     121.7     121.9     122.3     120.9     122.2     322.2      95.4      85.3
  Shareholders'
    equity<F1>         1,003.6     907.9     875.9   1,008.8     972.3     811.9     710.3     836.4     757.9     800.6     754.4
  Current ratio            2.0       2.0       2.3       1.5       1.5       1.8       1.7       1.4       1.7       1.8       1.8
  Long-term
    debt-to-equity<F1>    26.0%     12.4%     13.2%     12.1%     12.6%     20.7%     38.6%     33.3%     65.4%     31.7%     31.5%
  Total
    debt-to-capital<F1>   22.0%     12.3%     12.0%     25.1%     17.5%     27.7%     29.6%     32.4%     42.9%     29.3%     30.2%

Other data

  Net cash provided
    by operating
    activities        $  180.0  $  165.9  $  162.4  $   53.4  $  184.0  $  144.5  $   39.1  $  157.2  $  115.0  $   99.2  $   45.7
  Capital expenditures   108.2      81.4      84.1      85.7      69.5      60.5      56.7      46.7      78.6      49.8      49.3
  Depreciation and
    amortization          81.6      67.9      68.1      71.4      73.8      67.2      68.1      69.4      62.0      53.0      42.5
  Advertising             49.0      53.5      42.0      42.4      39.4      31.2      28.4      27.2      25.2      23.6      25.1
  Research and
    development           50.9      45.8      39.0      38.1      35.1      31.2      31.3      26.5      27.5      25.4      22.4

  Number of employees
    (thousands)           19.3      17.2      16.3      17.4      16.6      15.9      16.2      15.8      16.8      15.3      15.4
  Return on average
    equity                14.2      11.6       6.0<F3>   9.7<F3>   NM        NM        NM        NM        NM        NM        NM
  Return on average
    invested capital<F2>  13.3      11.0       6.0       9.3       NM        NM        NM        NM        NM        NM        NM


Common stock data

Average common
  shares outstanding
  (thousands)           61,881    62,342    62,059    61,411    63,640    63,692    63,310    61,759    62,766    68,058    67,581
Average common and
 common equivalent
  shares outstanding
  (thousands)           64,593    65,326    64,095    62,893    65,088    65,909    65,002    62,685    63,122    69,447    68,853
Year-end book value
  per share<F1>       $  16.23  $  14.69  $  13.96  $  16.50  $  15.22  $  12.72  $  11.17  $  13.43  $  12.34  $  11.76  $  11.14
Dividends declared
  per share               0.39      0.35      0.73      1.01      0.74     0.545      0.48      0.42      0.42      0.39     0.265
Year-end price/earnings
  ratio<F1><F4>          15.34     17.33     12.30     13.39     12.93     15.31    (17.21)    12.46     10.59     13.61     10.29
Year-end
  market/book ratio<F1>   1.99      1.88      1.64      3.07      2.94      3.15      1.88      1.51      0.70      1.31      1.41
Year-end shareholders
  (thousands)             18.2      21.7      21.7      23.3      25.3      26.9      29.0      31.3      33.7      36.3      39.3
_____________

<F1>  Includes discontinued operations for the years 1987-1995.
<F2>  Net income plus after-tax long-term interest expense divided by average long-term debt and equity of continuing operations.  In 1996, excluding the loss on the sale of Hartco, the percentage would have been 10.9%.
<F3>  Excludes Tupperware.  Excluding both Tupperware and the loss on the sale of Hartco, the percentage would have been 11.5% for 1996.
<F4>  Based on diluted shares outstanding.
NM - Not meaningful.

REPORT OF MANAGEMENT AND INDEX TO FINANCIAL STATEMENTS
                                                                Page

Report of Management                                             34

Report of Independent Auditors                                   34

Financial Statements:

  Consolidated Statement of Income                               35

  Consolidated Statement of Cash Flows                           36

  Consolidated Balance Sheet                                     37

  Consolidated Statement of Shareholders' Equity                 38

  Notes to the Consolidated Financial Statements                 39

  Schedule II - Valuation and Qualifying Accounts                52

  All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because they are not applicable, not required, or the required information is shown in the financial statements or notes thereto.

REPORT OF MANAGEMENT

The management of Premark is responsible for the preparation of the financial statements and other information contained in this Annual Report. The financial statements were prepared in accordance with generally accepted accounting principles and include amounts that are based upon management's best estimates and judgments, as appropriate. Ernst & Young LLP has audited these financial statements and has expressed an independent opinion thereon.

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

The Audit and Corporate Responsibility Committee of the Board of Directors is composed entirely of outside directors. The Committee meets periodically and independently with management, the internal auditors and the independent auditors to discuss the company's internal accounting controls, auditing and financial reporting matters. Both the internal and independent auditors have unrestricted access to the Audit and Corporate Responsibility Committee.

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


James M. Ringler                           Lawrence B. Skatoff
Chairman of the Board,                     Senior Vice President
Chief Executive Officer                    and Chief Financial Officer
and President

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Premark International, Inc.

We have audited the consolidated financial statements listed in the Financial Table of Contents on page 29 of Premark International, Inc. as of December 26, 1998 and December 27, 1997, and for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements listed in the Financial Table of Contents on page 29 of Premark International, Inc. for the year ended December 28, 1996 were audited by other auditors whose report dated February 14, 1997, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 1998 and 1997 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Premark International, Inc. at December 26, 1998 and December 27, 1997, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


Ernst & Young LLP
Chicago, Illinois
February 5, 1999

Consolidated Statement of Income
(In millions, except per share amounts)                      Dec. 26,    Dec. 27,    Dec. 28,
                                           Year ended            1998        1997        1996
                                                             ---------   ---------   ---------
Net sales                                                    $2,739.1    $2,406.8    $2,267.6
Costs and expenses
  Cost of products sold                                       1,726.9     1,525.8     1,443.8
  Delivery, sales and administrative expense                    776.7       704.3       660.2
  Interest expense                                               15.0        12.1        16.3
  Interest income                                                (3.8)       (7.2)       (7.0)
  Loss on disposition of business                                 -           -          43.1
  Other expense (income), net                                     4.7        (2.9)       (1.7)
                                                             ---------   ---------   ---------
    Total costs and expenses                                  2,519.5     2,232.1     2,154.7
                                                             ---------   ---------   ---------
Income before income taxes                                      219.6       174.7       112.9
Provision for income taxes                                       83.5        70.9        56.2
                                                             ---------   ---------   ---------
Income from continuing operations                               136.1       103.8        56.7

Discontinued operations, net of tax provision of $22.8            -           -          62.2
                                                             ---------   ---------   ---------
Net income                                                   $  136.1    $  103.8    $  118.9
                                                             =========   =========   =========

Earnings per share:
  Continuing operations                                      $   2.20    $   1.67    $   0.92
  Discontinued operations                                          -           -         1.00
                                                             ---------   ---------   ---------
Net income per share                                         $   2.20    $   1.67    $   1.92
                                                             =========   =========   =========

Earnings per share-- assuming dilution:
  Continuing operations                                      $   2.11    $   1.59    $   0.89
  Discontinued operations                                          -           -         0.97
                                                             ---------   ---------   ---------
Net income per share -- assuming dilution                    $   2.11    $   1.59    $   1.86
                                                             =========   =========   =========

See Notes to the Consolidated Financial Statements.

Consolidated Statement of Cash Flows
                                                                          Dec. 26,    Dec. 27,    Dec. 28,
(In millions)                                               Year ended        1998        1997        1996
                                                                          ---------   ---------   ---------
Cash flows from operating activities
Net income                                                                $  136.1    $  103.8    $  118.9
Adjustments to reconcile net income to net cash provided by
  operating activities from continuing operations:
    Income from discontinued operations                                        -           -         (62.2)
    Loss on disposition of business                                            -           -          38.6
    Depreciation and amortization                                             81.6        67.9        68.1
    Changes in assets and liabilities:
      Accounts and notes receivable                                          (20.3)      (35.0)      (14.3)
      Inventory                                                              (22.0)      (52.3)       (6.5)
      Net deferred income taxes                                               (1.4)       (5.5)       10.2
      Accounts payable and accruals                                           (0.7)       48.2         1.3
      Current income taxes                                                    (6.4)       28.2         1.2
      Other                                                                   13.1        10.6         7.1
                                                                          ---------   ---------   ---------
      Net cash provided by operating activities
        of continuing operations                                             180.0       165.9       162.4
                                                                          ---------   ---------   ---------
Cash flows from investing activities
Capital expenditures                                                        (108.2)      (81.4)      (84.1)
Sales (purchases) of short-term investments                                    -          84.3       (84.3)
(Acquisitions) dispositions of businesses                                   (162.9)      (74.9)       35.3
Other                                                                          4.5         4.9         5.6
                                                                          ---------   ---------   ---------
      Net cash used in investing activities
        of continuing operations                                            (266.6)      (67.1)     (127.5)
                                                                          ---------   ---------   ---------
Cash flows from financing activities
Repayment of long-term borrowings                                             (6.5)       (0.9)       (0.7)
Net change in, and repayment of, short-term borrowings                        (3.8)       (8.3)     (129.3)
Proceeds from long-term borrowing                                            149.8         1.3         5.5
Payment of dividends                                                         (23.5)      (21.3)      (56.8)
Proceeds from exercise of stock options                                       11.4         8.1        19.1
Purchase of treasury stock                                                   (44.1)      (53.4)      (10.0)
                                                                          ---------   ---------   ---------
      Net cash provided by (used in) financing activities
        of continuing operations                                              83.3       (74.5)     (172.2)
                                                                          ---------   ---------   ---------
Effect of exchange rate changes on cash and cash equivalents                  (0.4)       (3.2)       (1.1)
Cash provided by discontinued operations                                       -           -         248.8
                                                                          ---------   ---------   ---------
Net (decrease) increase in cash and cash equivalents                          (3.7)       21.1       110.4
Cash and cash equivalents at beginning of year                               151.3       130.2        19.8
                                                                          ---------   ---------   ---------
Cash and cash equivalents at end of year                                  $  147.6    $  151.3    $  130.2
                                                                          =========   =========   =========

See Notes to the Consolidated Financial Statements.


Consolidated Balance Sheet
                                                                                       Dec. 26,    Dec. 27,
(Dollars in millions, except per share amounts)                                            1998        1997
                                                                                       ---------   ---------
Assets

Cash and cash equivalents                                                              $  147.6    $  151.3
Accounts and notes receivable, less allowances of $20.6 in 1998 and $18.1 in 1997         476.8       428.1
Inventories                                                                               455.1       394.0
Deferred income tax benefits                                                               79.9        68.8
Prepaid expenses                                                                           36.4        35.2
                                                                                       ---------   ---------
      Total current assets                                                              1,195.8     1,077.4

Property, plant and equipment, net                                                        562.6       435.1
Intangibles, less accumulated amortization of $84.0 in 1998 and $77.8 in 1997             247.2       172.2
Other assets                                                                               90.3        81.1
                                                                                       ---------   ---------
      Total assets                                                                     $2,095.9    $1,765.8
                                                                                       =========   =========

Liabilities and shareholders' equity

Accounts payable                                                                       $  152.2   $  135.2
Short-term borrowings and current portion of long-term debt                                21.3       14.7
Accrued liabilities                                                                       403.4      376.4
Income taxes payable                                                                       12.2       19.0
                                                                                       ---------   ---------
      Total current liabilities                                                           589.1      545.3

Long-term debt                                                                            261.1      112.3
Postretirement benefit cost                                                               125.2      124.2
Other liabilities                                                                         116.9       76.1
Shareholders' equity:
  Preferred stock, $1.00 par value, authorized 50,000,000 shares; issued - none             -           -
  Series A Junior Participating Preferred stock, $1.00 par value,
    authorized 1,000,000 shares; issued - none                                              -           -
  Common stock, $1.00 par value, authorized 200,000,000 shares;
    issued - 69,003,840 shares                                                             69.0        69.0
  Capital surplus                                                                         359.7       348.9
  Retained earnings                                                                       832.1       749.7
  Treasury stock, 7,175,365 shares at December 26, 1998,
    and 7,201,201 shares at December 27, 1997, at cost                                   (236.7)     (236.1)
  Unearned portion of restricted stock issued for future service                           (3.4)       (1.5)
  Accumulated other comprehensive income                                                  (17.1)      (22.1)
                                                                                       ---------   ---------
      Total shareholders' equity                                                        1,003.6       907.9
                                                                                       ---------   ---------
      Total liabilities and shareholders' equity                                       $2,095.9    $1,765.8
                                                                                       =========   =========

See Notes to the Consolidated Financial Statements.

Consolidated Statement of Shareholders' Equity
                          Number of shares                              Amounts
                          -----------------  ---------------------------------------------------------------------
                                                                                                      Accumulated
                                                                                                            other
                          Common  Treasury   Comprehensive   Common   Capital  Retained   Treasury  comprehensive
(In millions)              stock     stock          income    stock   surplus  earnings      stock      income<1>
                          ------- ---------  -------------   ------   -------  ---------  --------- -------------
December 30, 1995           69.0      (7.9)                  $ 69.0   $590.3     $735.7    $(258.0)      $(127.2)
  Net income                                      $ 118.9                         118.9
  Other comprehensive
    income -- foreign
    currency transla-
    tion adjustments,
    net of tax of $(1.6)                             (6.7)                                                  (6.7)
                                                  --------
  Comprehensive income                            $ 112.2
                                                  ========
  Cash dividends
    declared                                                                      (45.3)
  Purchase of treasury
    stock                             (0.2)                                                   (7.3)
  Treasury stock issued
    for incentive plans
    and related tax
    benefits                           1.8                              14.1      (33.9)      53.9
  Distribution of
    Tupperware
    Corporation
    to shareholders                                                   (261.7)     (87.2)                   123.6
                          -------   -------                  -------  -------   --------   --------      --------
December 28, 1996           69.0      (6.3)                    69.0    342.7      688.2     (211.4)        (10.3)
  Net income                                      $ 103.8                         103.8
  Other comprehensive
    income -- foreign
    currency translation
    adjustments, net of
    tax of $0.1                                     (11.8)                                                 (11.8)
                                                  --------
  Comprehensive income                            $  92.0
                                                  ========
  Cash dividends
    declared                                                                      (21.8)
  Purchase of treasury
    stock                             (2.0)                                                  (53.4)
  Treasury stock issued
    for incentive plans
    and related tax
    benefits                           1.1                               6.2      (20.5)      28.7
                          -------   -------                  -------  -------   --------   --------      --------
December 27, 1997           69.0      (7.2)                    69.0    348.9      749.7     (236.1)        (22.1)
  Net income                                      $ 136.1                         136.1
  Other comprehensive
    income -- foreign
    currency translation
    adjustments, net of
    tax of $0.5                                       5.0                                                    5.0
                                                  --------
  Comprehensive income                            $ 141.1
                                                  ========
  Cash dividends
    declared                                                                      (24.1)
  Purchase of treasury
    stock                             (1.5)                                                  (45.2)
  Treasury stock issued
    for incentive plans
    and related tax
    benefits                           1.5                              10.8      (29.6)      44.6
                          -------   -------                  -------  -------   --------   --------      --------
December 26, 1998           69.0      (7.2)                  $ 69.0   $359.7    $ 832.1    $(236.7)      $ (17.1)
                          =======   =======                  =======  =======   ========   ========      ========

<FN1> Represents foreign currency translation adjustments.

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

Certain amounts for prior years have been reclassified to conform to the 1998 presentation.

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

Inventories
Inventories are stated at the lower of cost or market. Inventory cost includes cost of raw material, labor and overhead. Approximately 59% of inventories, including a majority of domestic inventories, are valued on the last-in, first-out (LIFO) cost method. The first-in, first-out
(FIFO) cost method is generally used for the remaining inventories. If inventories valued on the LIFO method had been valued using the FIFO method, they would have been $38.7 million higher at the end of 1998 and $40.0 million higher at the end of 1997.

Advertising
Advertising costs, which are expensed as incurred, approximated $49.0 million, $53.5 million and $42.0 million in 1998, 1997 and 1996, respectively.

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

Intangible Assets

Goodwill ($229.5 million in 1998 and $159.9 million in 1997) is being amortized on a straight-line basis over 40 years. The increase in 1998 is primarily a result of the acquisitions of Traulsen, Direct Worktops and MBM. Other intangible assets, primarily patents, trademarks and capitalized software are amortized over their legal or estimated useful lives, ranging from 3 to 40 years.

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

Earnings Per Share
In 1997, the company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). Basic earnings per share computations are based on the average number of shares of common stock outstanding during the year. Diluted earnings per share reflects the assumed exercise of stock options. The following table sets forth the computation of basic and diluted earnings per share for income from continuing operations.


                                       1998        1997        1996
                                     -------     -------     -------

Numerator for both basic
  and diluted earnings per
  share -- income from
  continuing operations              $136.1      $103.8      $ 56.7
                                     =======     =======     =======

Denominator:
  Denominator for basic
    earnings per share --
    weighted average shares            61.9        62.3        62.1
  Effect of dilutive securities --
    employee stock options              2.7         3.0         2.0
                                     -------     -------     -------
Denominator for diluted
  earnings per share --
  weighted average
  shares and assumed
  conversions                          64.6        65.3        64.1
                                     =======     =======     =======
Basic earnings per share             $ 2.20      $ 1.67      $ 0.92
                                     =======     =======     =======
Diluted earnings per share           $ 2.11      $ 1.59      $ 0.89
                                     =======     =======     =======

For additional disclosures regarding employee stock options, see Note 10, "Incentive Compensation Plans."

During 1998 options to purchase 276,000 shares of common stock at $33.75 per share were outstanding but not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

Financial Instruments
Forward exchange contracts are periodically used by the company to manage its foreign currency exposures.

Gains and losses on contracts designated as hedges of intercompany transactions of a long-term nature are accrued as exchange rates change, and are recognized in Shareholders' equity as "Accumulated other comprehensive income." Gains and losses on contracts designated as hedges of intercompany transactions that are not of a long-term nature are accrued as exchange rates change and are recognized in income. Gains and losses on contracts designated as hedges of identifiable foreign currency commitments are deferred and included in the measurement of the related foreign currency transaction.

The company does not enter into derivative financial instruments for speculative purposes.

Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, accounts and notes receivable, accounts payable, short-term borrowings and outstanding forward exchange contracts approximated their fair values at December 26, 1998 and December 27, 1997 because of the short maturity of those instruments. The fair value of long-term debt is determined based on the borrowing rates available to the company for long-term debt with similar terms and average maturities.

Foreign Currency Translation
The results of operations for foreign subsidiaries, other than those operating in highly inflationary countries, are translated into U.S. dollars using the average exchange rates during the year, while the assets and liabilities are translated using period-end exchange rates. The related translation adjustments are recorded in a separate component of Shareholders' equity, "Accumulated other comprehensive income." Gains and losses from foreign currency transactions, as well as from the translation of financial statements of subsidiaries in highly inflationary countries, are included in income. Foreign exchange losses included in income before taxes in 1998, 1997 and 1996 were $2.1 million, $2.2 million and $1.4 million, respectively.

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

New Accounting Pronouncements
Effective for fiscal year 1998, the company adopted the American Institute of Certified Public Accountants' Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The statement requires capitalization of certain costs incurred in the development of internal-use software, including external direct material and service costs, employee payroll and payroll-related costs. Prior to adoption of SOP 98-1, the company expensed these costs as incurred. The effect of this change in accounting principle on earnings in 1998 is immaterial. Also in 1998, the company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). This statement superseded SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards for the way that companies report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. The statement also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 did not affect results of operations or financial position, but did affect the disclosure of segment information. See Note 11.


NOTE 2  DISTRIBUTION OF TUPPERWARE TO SHAREHOLDERS

On November 1, 1995, the company's Board of Directors authorized management to proceed with a plan to establish Tupperware as an independent company through a tax-free distribution to Premark's shareholders (the Distribution). The Distribution was effected on May 31, 1996.


NOTE 3  BUSINESS ACQUISITIONS AND DIVESTITURES

In the first quarter of 1998, Wilsonart completed the acquisition of the Resopal (German) and Arborite (Canadian) decorative laminate businesses for approximately $16 million, including the assumption of $6 million of debt. In addition, the company's Food Equipment Group completed the acquisition of the assets of Somat Corporation, a manufacturer of commercial waste systems, for approximately $4 million and the stock of Wittco Foodservice Equipment, Inc., a manufacturer of cooking equipment, primarily warming, holding and display cabinets, for approximately $6 million.

In the second quarter of 1998, the Food Equipment Group completed the acquisition of Traulsen & Co., Inc., a manufacturer of commercial refrigeration equipment, for approximately $42 million, which includes the assumption of $4 million in debt. In addition, Wilsonart acquired a majority position in a joint venture in Thailand for approximately $10 million, which will provide manufacturing capacity for laminate in the Far East.

In the fourth quarter of 1998, the Food Equipment Group acquired assets of MBM SpA, an Italian manufacturer of high quality, low cost cooking equipment, for approximately $30 million, including the assumption of $4 million of debt, and the assets of Baker's Aid, Inc., a manufacturer of bakery equipment, for approximately $9 million. In addition, certain product lines and facilities of Eurotec were sold for their approximate book value of $7 million.
Wilsonart purchased certain operating assets of Direct Worktops Limited, the largest manufacturer and distributor of high-pressure laminate countertops in the United Kingdom, for $60 million. Precor acquired Pacific Fitness Corporation, a leading manufacturer of high-end strength training machines for home and health club use, for approximately $7 million.

In early 1999, the Food Equipment Group purchased the Stanley Knight Corporation and KaiRak, Inc., manufacturers of fabricated products that often include refrigeration, for $4 million and $5 million, respectively.

The Food Equipment Group acquired two companies in 1997. In April, certain assets and liabilities of Eurocatering SpA, an Italian company, were acquired for approximately $20 million in cash and the assumption of $17 million in debt. The acquisition, now known as Eurotec, is one of Europe's largest manufacturers of warewash equipment. In September, the company acquired the stock of Baxter Manufacturing Company, a manufacturer of commercial bakery equipment, for $50 million.

The results of operations of these acquisitions are included in the consolidated financial statements from the dates they were acquired, and were all accounted for using the purchase method of accounting. Pro forma results of these acquisitions are not materially different from reported amounts.

In June 1996, the company sold its Hartco Flooring subsidiary for $35.8 million and the assumption of debt. A pretax loss of $43.1 million ($38.6 million after tax or $0.60 per diluted share) was recognized as a result of the sale.


NOTE 4  INVENTORIES

(In millions)                                1998         1997
                                         --------     --------

Finished goods                           $  225.2     $  207.4
Work in process                              16.8         14.8
Raw materials and supplies                  213.1        171.8
                                         --------     --------
Total inventories                        $  455.1     $  394.0
                                         ========     ========


NOTE 5  PROPERTY, PLANT AND EQUIPMENT

(In millions)                                1998         1997
                                        ---------    ---------

Land                                    $   31.1     $    25.3
Buildings and improvements                 297.3         254.0
Machinery and equipment                    797.2         672.5
Construction in progress                    48.9          34.2
                                        ---------    ---------
Total property, plant and equipment      1,174.5         986.0
Less accumulated depreciation              611.9         550.9
                                        ---------    ---------
Property, plant and equipment, net      $  562.6     $   435.1
                                        =========    =========


Depreciation expense was $73.4 million, $62.2 million and $62.6 million for the years 1998, 1997 and 1996, respectively.


NOTE 6  ACCRUED LIABILITIES

(In millions)                                1998         1997
                                        ---------    ---------

Compensation and employee benefits      $  111.6     $    94.6
Warranties and maintenance
  service agreements                        95.7         107.3
Insurance                                   52.0          48.1
Taxes other than income taxes               22.6          19.3
Other                                      121.5         107.1
                                        ---------    ---------
Total accrued liabilities               $  403.4     $   376.4
                                        =========    =========


NOTE 7  FINANCING ARRANGEMENTS

Short-term Borrowings


(In millions)                                1998         1997
                                           -------      -------

Total short-term borrowings
  at year-end                              $ 14.4       $ 10.3
Weighted average interest rate
  at year-end                                 4.9%         6.7%
Average borrowings during
  the year                                 $ 21.8       $  7.3
Weighted average interest rate
  for the year                                5.3%         7.2%
Maximum borrowings during the year         $ 82.4       $ 13.4


Long-term Debt

(In millions)                                1998         1997
                                           ------       ------

6.875% notes due 2008                      $150.0       $  -
10.5% notes due 2000                        100.0        100.0
5.95% industrial revenue bonds
  due 2002                                    3.2          7.1
Other                                        14.8          9.6
                                           ------       ------
                                            268.0        116.7
Less current portion                          6.9          4.4
                                           ------       ------
Total long-term debt                       $261.1       $112.3
                                           ======       ======


In November 1998, the company issued $150 million of 10-year, non-callable long-term debt with an interest rate of 6.875%.

Interest paid in 1998, 1997 and 1996 was $13.6 million, $12.9 million and $16.7 million, respectively.

The fair value of the 10.5% notes at the end of 1998 and 1997 was $107.3 million and $110.4 million, respectively. The fair value of the 6.875% notes was $151.9 million at the end of 1998. The fair value of the remaining long-term debt approximates its book value.

The company had unused lines of credit amounting to $427.9 million at December 26, 1998, including $250.0 million under an unsecured revolving credit facility that supports the company's commercial paper borrowing capability and expires in October 2002. Total principal payments due on long-term debt in the five years subsequent to December 26, 1998, are: 1999 -
- $6.9 million; 2000 -- $106.0 million; 2001 -- $2.1 million; 2002 -- $1.6 million; and 2003 -- $0.3 million.

Operating Leases
Rental expense for operating leases (reduced by sublease income of approximately $1.2 million in 1998 and 1997 and $0.9 million in 1996) totaled $40.6 million in 1998, $36.7 million in 1997 and $35.3 million in 1996. Approximate minimum rental commitments under noncancelable operating leases in effect at December 26, 1998, were: 1999 -- $26.7 million; 2000 -- $21.2 million; 2001 -- $16.4 million; 2002 -- $10.4 million; 2003 -- $7.3 million;
after 2003 -- $9.5 million.

Foreign Currency Forward Exchange Contracts
The company enters into foreign currency forward exchange contracts to manage its exposure to foreign currency-denominated intercompany loans and payables. At December 26, 1998, the company held $39.2 million of such contracts, which are at fixed rates on the value dates and which mature in 1999.

The following table summarizes the contractual amounts of foreign exchange contracts as of December 26, 1998 and December 27, 1997:

                                              Notional Amount
                                -------------------------------------------
                                 December 26, 1998       December 27, 1997
                                -------------------     -------------------
(In millions)                   Purchase     Sell       Purchase     Sell
                                --------   --------     --------   --------

Foreign currency contracts (in U.S. dollars)

German marks                     $  5.4     $ 19.2       $  5.1     $ 18.0
Italian lira                        3.6        8.8          -          2.6
Canadian dollars                    -          7.1          -          9.6
French francs                       1.1        3.9          -          2.5
South African rand                  -          3.8          -          -
British pounds sterling             -          -            -         19.6
All other currencies                -          6.5          1.2       10.4
                                 -------    -------      -------    -------
                                 $ 10.1     $ 49.3       $  6.3     $ 62.7
                                 =======    =======      =======    =======

The net accrued gain on forward exchange contracts was $0.3 million at December 26, 1998, while the net accrued loss on foreign exchange contracts was $0.3 million at December 27, 1997.


NOTE 8  INCOME TAXES

Income before income taxes was as follows:

(In millions)                  1998        1997        1996
                             -------     -------     -------

Domestic                     $204.8      $181.3      $111.6
Foreign                        14.8        (6.6)        1.3
                             -------     -------     -------
Total                        $219.6      $174.7      $112.9
                             =======     =======     =======

The provision for income taxes was as follows:


(In millions)                  1998        1997        1996
                             -------     -------     -------

Current
  Federal                    $ 63.9      $ 63.0      $ 36.7
  Foreign                       9.9         3.9         5.6
  State                        10.2         9.4         5.4
                             -------     -------     -------
                               84.0        76.3        47.7
                             -------     -------     -------

Deferred
  Federal                       2.1        (5.7)        7.5
  Foreign                      (3.0)        1.3        (0.4)
  State                         0.4        (1.0)        1.4
                             -------     -------     -------
                               (0.5)       (5.4)        8.5
                             -------     -------     -------
Total                        $ 83.5      $ 70.9      $ 56.2
                             =======     =======     =======

The differences between the provision for income taxes and income taxes computed using the U.S. federal statutory rate were as follows:

                               1998        1997        1996
                             -------     -------     -------

Statutory federal tax rate     35.0%       35.0%       35.0%

Increase (reduction) in
  taxes resulting from:
    Foreign income taxes        0.7         4.1         3.8
    State taxes, net of
      federal benefit           3.1         3.1         3.9
    Nondeductible loss
      on Hartco sale            -           -           9.4
    Adjustment to
      tax accruals             (0.9)       (0.4)       (3.4)
    Other                       0.1        (1.2)        1.1
                             -------     -------     -------
Effective income tax rate      38.0%       40.6%       49.8%
                             =======     =======     =======

In 1998 and 1997, the company recognized $10.9 million and $6.2 million, respectively, of benefits for deductions associated with the exercise of employee stock options. These benefits were added directly to capital surplus and are not reflected in the provision for income taxes.

Deferred tax assets (liabilities) comprise the following:

(In millions)                        1998         1997
                                  --------     --------

Depreciation                      $ (39.5)     $ (34.6)
Other                                (3.4)        (3.8)
                                  --------     --------
Gross deferred tax liabilities      (42.9)       (38.4)
                                  --------     --------
Postretirement benefits              51.3         50.6
Tax loss carryforwards               32.5         16.1
Employee benefits                    28.2         21.3
Self-insurance reserves              14.9         14.8
Warranty reserves                    10.9         10.5
Adhesive claims                       8.6         11.7
Environmental reserves                4.6          4.8
Other accruals                       31.1         26.4
                                  --------     --------
Gross deferred tax assets           182.1        156.2
Valuation allowance                 (31.7)       (22.7)
                                  --------     --------
Net deferred tax assets           $ 107.5      $  95.1
                                  ========     ========

The valuation allowance primarily represents reserves for foreign operating losses and capital loss carryforwards. Management believes it is more likely than not that these net deferred tax assets will be realized through the reduction of future taxes payable. Significant factors considered by management in determining the probability of realization of these assets include historical operating results of the company, as well as expectations of future earnings. At December 26, 1998, the company had foreign operating loss carryforwards of $76.7 million. It also had $11.5 million of capital loss carryforwards available to offset certain future U.S. federal income tax obligations. Of the total, $26.1 million of carryforwards expire at various dates from 2000 to 2005, and the remainder have unlimited lives. During 1998, the company recognized net benefits of $0.8 million related to foreign net operating loss carryforwards. Repatriation of foreign earnings would not result in a significant incremental cost to the company.

The company paid income taxes, net of refunds, in 1998, 1997 and 1996, of $70.1 million, $26.8 million and $37.9 million, respectively, a portion of which was owed in 1996 as a result of income generated by the domestic operations of Tupperware.


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


                                                          Postretirement
                                 Pension Benefits            Benefits
                                -------------------     -------------------
(In millions)                      1998       1997         1998       1997
                                --------   --------     --------   --------

Change in benefit obligation:
  Beginning balance             $ 314.7    $ 289.2      $ 118.5    $ 114.7
    Service cost                   10.4       10.6          2.4        2.4
    Interest cost                  23.5       21.1          7.4        8.1
    Plan participant
      contributions                 -          -            1.0        1.2
    Actuarial loss (gain)          32.1       11.6         (5.7)      (0.4)
    Acquisitions                   21.8        -            -          -
    Benefits paid                 (19.4)     (17.8)        (7.8)      (7.5)
    Effect of exchange rate
      changes                       1.5        -            -          -
                                --------   --------     --------   --------
  Ending balance                  384.6      314.7        115.8      118.5
                                --------   --------     --------   --------

Change in plan assets
  at fair value:
    Beginning balance             350.4      309.2          -          -
      Actual return
        on plan assets             41.0       57.8          -          -
      Company contributions         2.2        1.2          6.8        6.3
      Plan participant
        contributions               -          -            1.0        1.2
      Acquisitions                  5.8        -            -          -
      Benefits paid               (19.4)     (17.8)        (7.8)      (7.5)
      Effect of exchange rate
        changes                     0.4        -            -          -
                                --------   --------     --------   --------
    Ending balance                380.4      350.4          -          -
                                --------   --------     --------   --------

  Funded status of the plan        (4.2)      35.7       (115.8)    (118.5)
    Unrecognized actuarial
      gain                        (31.0)     (48.0)       (10.5)      (5.6)
    Unrecognized prior service
      cost (benefit)                3.1        4.9         (5.6)      (6.1)
    Unrecognized net transition
      asset                        (4.4)      (6.3)         -          -
                                --------   --------     --------   --------
  Accrued benefit cost         $  (36.5)  $  (13.7)     $(131.9)   $(130.2)
                               =========   ========     ========   ========

Weighted-average assumptions:
  Discount rate                    6.6%       7.3%         6.8%       7.3%
  Return on plan assets            9.0        9.0          N/A        N/A
  Salary growth rate               4.4        4.5          N/A        N/A


Plan assets consist primarily of equity securities and corporate and government bonds. The acumulated benefit obligations of certain pension plans, primarily at foreign locations, exceeded plan assets. The projected benefit obligations, accumulated benefit obligations, and fair value of plan assets for those plans were $30.2 million, $28.9 million and $4.7 million, respectively, as of December 26, 1998, and $7.2 million, $5.6 million and $0.2 million, respectively, as of December 27, 1997.


                          Pension Benefits          Postretirement Benefits
                      -------------------------    -------------------------
(In millions)           1998     1997     1996       1998     1997     1996
                      -------  -------  -------    -------  -------  -------

Components of net
  periodic benefit
  cost:
    Service cost      $ 10.4   $ 10.6   $ 10.4     $  2.4   $  2.4   $  2.4
    Interest cost       23.5     21.1     21.0        7.4      8.1      7.9
    Actual return on
      plan assets      (41.0)   (57.8)   (38.5)       -        -        -
    Net amortization
      and deferral      12.4     32.1     14.5       (1.5)    (0.7)    (0.4)
    Curtailment loss     2.1      -        -          -        -        -
                      -------  -------  -------    -------  -------  -------
Net periodic
  benefit cost        $  7.4   $  6.0   $  7.4     $  8.3   $  9.8   $  9.9
                      =======  =======  =======    =======  =======  =======


The assumed healthcare cost trend rate is 8.0% for the pre-65 plan and 5.5% for the post-65 plan for 1998. The pre-65 plan rate is assumed to decrease by one percentage point per year until an ultimate level of 5.5% is reached. The post-65 plan rate is assumed to remain at 5.5%. The healthcare cost trend rate assumption has a significant effect on the amounts reported. A one percentage point change in the assumed healthcare cost trend rates would have the following effects:

                                         1 Percentage         1 Percentage
(In millions)                           Point Increase       Point Decrease
                                        --------------       --------------

Effect on total of service and
  interest cost components                 $   1.3               $  (1.1)
Effect on postretirement benefit
  obligation                                  13.5                 (12.1)

The company also has several savings, thrift and profit-sharing plans. Its contributions to these plans are based upon various levels of employee participation. The total cost of these plans was $15.8 million in 1998, $15.3 million in 1997 and $14.1 million in 1996.


NOTE 10  INCENTIVE COMPENSATION PLANS

The company has an incentive plan ("Plan") that provides for grants of performance and stock awards.

Performance Awards
Under the Plan, key employees earned cash performance awards of approximately $12.9 million in 1998, $9.1 million in 1997 and $11.8 million in 1996.

Stock Awards
The company has adopted the disclosure-only provisions of SFAS No. 123. Consistent with prior years, stock-based compensation continues to be recorded using the intrinsic value method prescribed in APB No. 25 and related Interpretations.

The Plan includes awards of stock options and restricted stock to employees and officers. As of December 26, 1998, the maximum number of shares that may be granted under the Plan is 3,614,085. Of the total shares available for award, up to 159,181 may be granted in the form of restricted stock. As of December 26, 1998, 240 employees participated in the Plan.

All outstanding stock options and restricted stock vest three or four years after their date of grant. All stock options issued to employees and officers under the Plan and previous plans have had exercise prices equal to the fair market value of the shares on the date of grant and have a term of 10 years. Therefore, the company has not recorded any compensation expense associated with these stock options.

Compensation expense associated with restricted stock grants is equal to the fair market value of the shares on the date of grant and is recognized ratably over the required holding period. Compensation expense associated with restricted stock grants was $1.4 million in 1998, $1.0 million in 1997 and $0.7 million in 1996.

Under the Director Stock Plan ("Director Plan") non-employee directors may elect to receive their annual retainers in the form of cash, stock or stock options. Options granted to directors become exercisable on the last day of the fiscal year in which they are granted, have a term of 10 years and have an exercise price that compensates for the foregone cash retainer. This amount and the value of stock issued have been recognized as an expense by the company, which was not significant. The number of shares initially available for grant under the Director Plan and the number of shares available as of December 26, 1998, were 600,000 and 400,458, respectively. As of December 26, 1998, options to purchase 174,738 shares were exercisable.

Restricted stock and stock option activity in 1998, 1997 and 1996 for the Plan, Director Plan and previous plans is summarized below:


Restricted Stock

(Thousands of shares)                 1998           1997           1996
                                    -------        -------        -------

Beginning balance                      193            198             44
  Awarded                              114              8            203
  Released                               -            (13)           (22)
  Forfeited                              -              -            (55)
Adjustment due to
  Tupperware distribution                -              -             28
                                    -------        -------        -------
Ending balance                         307            193            198
                                    =======        =======        =======
Shares available for issuance          159            273            281
                                    =======        =======        =======
Average fair value of shares
  awarded during the year           $32.40         $32.25         $17.37
                                    =======        =======        =======

Stock Options

(Thousands of
  shares)              1998                1997                1996
                ------------------   ------------------   ------------------
                          Average              Average              Average
                           Option               Option               Option
                 Shares     Price     Shares     Price     Shares     Price
                --------  --------   --------  --------   --------  --------
Beginning
  balance         7,645    $12.37      8,079    $ 9.79      4,361    $27.59
  Granted         1,090     30.85        814     31.86      1,642     15.43
  Canceled          (28)    17.92       (178)    13.72     (1,628)    29.20
  Exercised      (1,357)     8.39     (1,070)     7.50     (1,640)    11.61
Adjustment due
  to Tupperware
  distribution        -                    -                5,344
                 -------             --------              -------
Ending balance    7,350    $15.82      7,645    $12.37      8,079    $ 9.79
                 =======   =======   ========   =======    =======   =======

Options
  exercisable
  at year-end     3,931    $ 8.65      4,107    $ 7.48      3,871    $ 6.03
                 =======   =======   ========   =======    =======   =======

Average fair
  value of
  options
  granted
  during the
  year                     $ 9.27               $ 9.96               $ 4.63
                           =======              =======              =======


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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for 1998, 1997 and 1996, respectively: dividend yield of 1.3%, 1.3% and 1.6%; average risk-free interest rate of 5.1%, 6.1%, and 6.4%; expected volatility of 27%, 26% and 25%; and expected option life of 5.1 years for all years.

Shares subject to option as of December 26, 1998 are summarized below:

(Thousands
  of shares)          Options Outstanding              Options Exercisable
                --------------------------------      ---------------------
Range of           Shares   Average      Average         Shares     Average
Exercise          Subject    Option    Remaining        Subject      Option
Prices          to Option     Price         Life      to Option       Price
---------       ---------   -------    ---------      ---------     -------

$ 1.72 - $ 5.04   1,481     $ 3.78     3.0 years         1,481      $ 3.78
$ 8.50 - $13.27   2,458      11.50     6.0               2,420       11.47
$15.25 - $33.75   3,411      24.16     8.4                  30       21.17
                 -------                               -------
                  7,350     $15.82     6.5               3,931      $ 8.65
                 =======    ======     ===             =======      ======


If the company had determined compensation cost based on the fair value of its option grants consistent with SFAS No. 123, the company's income and earnings per share from continuing operations would have been reduced to the pro forma amounts indicated below:

                                                 Year Ended
                                      ----------------------------------
(In millions except                   Dec. 26,     Dec. 27,     Dec. 28,
  per share amounts)                      1998         1997         1996
                                      --------     --------     --------

Income from continuing
  operations:
    Reported                           $136.1       $103.8       $ 56.7
    Pro forma                           131.7        100.4         54.0

Income from continuing
  operations per share,
  assuming dilution:
    Reported                           $ 2.11       $ 1.59       $ 0.89
    Pro forma                            2.04         1.54         0.84


The above pro forma amounts assume the application of SFAS No. 123 beginning with the 1995 grants.


NOTE 11  SEGMENTS OF THE BUSINESS

The company adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information," in 1998. While the company will continue to report the same operating segments as in prior years, information that is required to be disclosed has changed. Information for 1997 and 1996 has been restated in order to conform to the 1998 presentation.

The company has three reportable segments: the Food Equipment Group; the Decorative Products Group; and the Consumer Products Group. The Food Equipment Group designs, manufactures, distributes and services commercial equipment for warewashing and for refrigerating, cooking, baking, weighing, wrapping and preparing food. The company's Decorative Products Group designs, manufactures and distributes decorative surfacing products such as high-pressure laminate, laminate flooring and ceramic tile. The Consumer Products Group designs, manufactures and distributes small electric appliances, stainless steel cookware, household water distillers, and aerobic and anaerobic physical fitness equipment.

The company evaluates performance and allocates resources based on profit or loss from operations before income taxes, before items considered corporate in nature, as well as before interest income and expense. The accounting policies of the reportable segments are the same as those described in Note 1- -Summary of Significant Accounting Policies.

The company's reportable segments are business units that offer different products with different production processes. As a result, each is managed separately. There are no intersegment sales or profit or loss.


(In millions)                          1998        1997        1996
                                   ---------   ---------   ---------

Net sales
  Food Equipment Group:
    Equipment sales                $1,046.8    $  906.9    $  866.1
    Service revenue                   364.4       379.1       372.3
                                   ---------   ---------   ---------
  Total Food Equipment Group        1,411.2     1,286.0     1,238.4
                                   ---------   ---------   ---------
  Decorative Products Group:
    Decorative surfaces               719.2       605.3       503.1
    Ceramic tile                      156.8       148.1       154.0
    All other                         120.0        36.8        73.3
                                   ---------   ---------   ---------
  Total Decorative Products Group     996.0       790.2       730.4
                                   ---------   ---------   ---------
  Consumer Products Group             331.9       330.6       298.8
                                   ---------   ---------   ---------
Total net sales                    $2,739.1    $2,406.8    $2,267.6
                                   =========   =========   =========

Segment profit
  Food Equipment Group             $  114.2    $   71.9    $   77.9
  Decorative Products Group            98.3        82.4        28.5
  Consumer Products Group              32.0        36.3        32.6
                                   ---------   ---------   ---------
Total segment profit                  244.5       190.6       139.0
  Unallocated expenses                (13.7)      (11.0)      (16.8)
  Interest expense, net               (11.2)       (4.9)       (9.3)
                                   ---------   ---------   ---------
Income from continuing
  operations before
  income taxes                     $  219.6    $  174.7    $  112.9
                                   =========   =========   =========

Identifiable assets
  Food Equipment Group             $  967.6    $  826.6    $  690.9
  Decorative Products Group           769.4       585.9       525.8
  Consumer Products Group             176.2       163.9       149.8
                                   ---------   ---------   ---------
Total segment identifiable assets   1,913.2     1,576.4     1,366.5
  Corporate                           182.7       189.4       294.3
                                   ---------   ---------   ---------
Total identifiable assets          $2,095.9    $1,765.8    $1,660.8
                                   =========   =========   =========

Depreciation and amortization
  Food Equipment Group             $   32.5    $   27.9    $   25.7
  Decorative Products Group            39.8        31.7        35.3
  Consumer Products Group               7.5         6.7         5.5
                                   ---------   ---------   ---------
Total segment depreciation
  and amortization                     79.8        66.3        66.5
    Corporate                           1.8         1.6         1.6
                                   ---------   ---------   ---------
Total depreciation and
  amortization                     $   81.6    $   67.9    $   68.1
                                   =========   =========   =========

Capital expenditures
  Food Equipment Group             $   31.0    $   30.9    $   35.9
  Decorative Products Group            65.6        39.2        36.1
  Consumer Products Group              11.3        10.9        12.0
                                   ---------   ---------   ---------
Total segment capital expenditures    107.9        81.0        84.0
  Corporate                             0.3         0.4         0.1
                                   ---------   ---------   ---------
Total capital expenditures         $  108.2    $   81.4    $   84.1
                                   =========   =========   =========

Geographic net sales
  United States                    $1,991.0    $1,822.5    $1,731.7
  United Kingdom                      159.5       147.8       130.7
  All other foreign                   588.6       436.5       405.2
                                   ---------   ---------   ---------
Total net sales                    $2,739.1    $2,406.8    $2,267.6
                                   =========   =========   =========

Long-lived assets
  United States                    $  621.9    $  533.8    $  479.9
  United Kingdom                       89.5        29.3        28.8
  All other foreign                   155.1        92.6        71.1
                                   ---------   ---------   ---------
Total long-lived assets            $  866.5    $  655.7    $  579.8
                                   =========   =========   =========


Sales to a single customer did not exceed 10% of total sales. Geographic revenues are attributed to countries on the basis of product shipment origin or service location.

In the Food Equipment Group, the cost of sales associated with service revenues was $191.9 million, $204.2 million and $201.4 million in 1998, 1997 and 1996, respectively.

Unallocated expenses are corporate expenses and other items not related to the operations of the segments. Corporate assets consist of cash and assets maintained for general corporate purposes. As of December 26, 1998, the company's investment in the net assets of its international operations was $425 million.


NOTE 12  CONTINGENCIES

The company and certain subsidiaries are involved in litigation and various legal matters that are being defended and handled in the ordinary course of business. Included among these matters are environmental issues for which the company estimates its range of possible exposure to be $10 million to $31 million as of December 26, 1998. The company anticipates that any necessary expenditures would be made over the next 10 years. As of December 26, 1998, the company had accruals of $13.1 million for these matters. The company has not recorded any significant claims against third parties associated with these accruals.

As of December 26, 1998, the company had an accrual of $39.7 million recorded for the estimated costs of adhesive claims against its Wilsonart subsidiary. Also recorded were assets totaling $17.5 million, which represent future amounts expected to be reimbursed by its insurer for these claims.

None of the company's contingencies is expected to have a material adverse effect on its financial position, results of operations or any individual year's cash flow.


NOTE 13  QUARTERLY SUMMARY (unaudited)

Following is a summary of the unaudited interim results of operations, the dividends declared per share of common stock and the price range of the common stock composite for each quarter in the years ended December 26, 1998, and December 27, 1997.


(In millions, except              First    Second     Third    Fourth
 per share amounts)             quarter   quarter   quarter   quarter
                                -------   -------   -------   -------

Year ended December 26, 1998
Net sales                        $616.4    $675.3    $698.5    $748.9
Cost of products sold             391.1     426.2     447.4     462.2
Net income                         23.9      32.3      38.7      41.2

Net income per share               0.39      0.52      0.63      0.67
Net income per share --
  assuming dilution                0.37      0.50      0.60      0.64
Dividends declared
  per share                        0.09      0.10      0.10      0.10

Composite stock price range:
  High                           33 13/16  35 1/8    34 7/16   35 3/8
  Low                            27 3/8    30 15/16  26 7/16   27 13/16
  Close                          33        33 1/16   29 9/16   32 3/8

Year ended December 27, 1997
Net sales                        $545.6    $594.4    $601.4    $665.4
Cost of products sold             342.2     371.1     376.4     436.1
Net income                         20.8      28.3      33.9      20.8

Net income per share               0.33      0.46      0.54      0.34
Net income per share --
  assuming dilution                0.32      0.43      0.52      0.32
Dividends declared
  per share                        0.08      0.09      0.09      0.09

Composite stock price range:
  High                           23 7/8    30        32 15/16  33 1/8
  Low                            20 7/8    19 5/8    26 3/4    25 3/16
  Close                          20 7/8    26 3/4    32 7/16   27 9/16


In the fourth quarter of 1997, the company recorded a $14.5 million pretax charge for global restructuring at the Food Equipment Group.


NOTE 14  SHAREHOLDERS' RIGHTS PLAN

In November 1996, the company replaced its shareholders' rights plan with a new plan having a duration of 10 years, under which the company declared a dividend of one Series A Junior Participating Preferred share purchase right for each outstanding share of common stock. The company redeemed the common share purchase rights declared under a 10-year rights agreement adopted in March 1989.

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

               SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                 For the three years ended December 26, 1998
                                (In millions)



(In millions)                      Additions
                             --------------------
                             Charged   Charged to
                Balance at   to Costs  Other                     Balance
                Beginning    and       Accounts--  Deductions--  at End
Description     of Period    Expenses  Describe    Describe      of Period
-----------     ---------    --------  --------    ----------    ---------

Allowance for
  doubtful accounts,
  current and long-term:

  Year ended    $  19.2      $   3.7         -     $ (4.1)<F1>    $  21.4
    December                                       $  0.3 <F2>
    26, 1998                                       $  2.3 <F3>

  Year ended    $  19.0      $   4.4         -     $ (4.2)<F1>    $  19.2
    December                                       $ (0.9)<F2>
    27, 1997                                       $  0.9 <F3>

  Year ended    $  20.2      $   5.5         -     $ (5.8)<F1>    $  19.0
    December                                       $ (0.4)<F2>
    28, 1996                                       $ (0.5)<F4>

Valuation allowance for deferred tax assets:

  Year ended
    December
    26, 1998    $  22.7      $   1.5         -     $ 13.1 <F3>    $  31.7
                                                   $ (5.6)<F5>

  Year ended
    December
    27, 1997    $  16.5      $   6.2         -        -           $  22.7

  Year ended
    December
    28, 1996    $   7.3      $   9.2         -        -           $  16.5

<F1>  Represents write-offs less recoveries.
<F2>  Foreign currency translation adjustment.
<F3>  Businesses acquired.
<F4>  Business sold.
<F5>  Corresponding reduction in deferred tax assets.