Form 10-Q
period 1999-03-27
PREMARK INTERNATIONAL INC
filed 1999-05-07
CIK 800575

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549
                          FORM 10-Q

(Mark One)

   [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

                For the 13 weeks ended March 27, 1999

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

As of May 5, 1999, 61,265,523 shares of the Common Stock, $1.00 par value, of the Registrant were outstanding.

                        PART I
                   FINANCIAL INFORMATION

Item 1. Financial Statements

    a)  Financial Statements of Registrant

                                                         Page
        Index                                            Number

        Condensed Consolidated Statement of Income
        (Unaudited) for the 13 week periods ended
        March 27, 1999 and March 28, 1998................  2

        Condensed Consolidated Balance Sheet
        as of March 27, 1999 (Unaudited) and
        December 26, 1998................................  3

        Condensed Consolidated Statement of Cash Flows
        (Unaudited) for the 13 week periods ended
        March 27, 1999 and March 28, 1998................  5

        Notes to Condensed Consolidated
        Financial Statements (Unaudited).................  6


The condensed consolidated financial statements of the Registrant included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Annual Report on Form 10-K of the Registrant for its fiscal year ended December 26, 1998.

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

               PREMARK INTERNATIONAL, INC.
       CONDENSED CONSOLIDATED STATEMENT OF INCOME
                      (Unaudited)

                                                13 Weeks Ended
                                              -------------------
                                              March 27, March 28,
                                                1999       1998
                                              --------   --------
                             (In millions, except per share data)

Net sales...................................  $ 684.4    $ 616.4
                                              --------   --------

Costs and expenses:
  Cost of products sold.....................    432.1      391.1
  Delivery, sales, and
    administrative expense..................    203.5      184.5
  Interest expense..........................      5.9        3.6
  Interest income...........................     (1.1)      (1.2)
  Other income, net.........................     (1.0)      (0.4)
                                              --------   --------
     Total costs and expenses...............    639.4      577.6
                                              --------   --------

Income before income taxes..................     45.0       38.8
Provision for income taxes..................     16.9       14.9
                                              --------   --------
Net income..................................     28.1       23.9

Retained earnings, beginning of period......    832.1      749.7
Cash dividends declared.....................     (6.1)      (5.6)
Cost of treasury stock issued
  in excess of option exercise prices.......     (4.8)      (7.7)
                                              --------   --------
Retained earnings, end of period............  $ 849.3    $ 760.3
                                              ========   ========

Net income per common share.................  $  0.46    $  0.39
                                              ========   ========

Net income per common share--
  assuming dilution.........................  $  0.44    $  0.37
                                              ========   ========

Average number of common shares
  outstanding...............................     61.6       61.9
                                              ========   ========

Average number of common shares
  and assumed conversions...................     64.1       64.8
                                              ========   ========

Dividends declared per common share.........  $  0.10    $  0.09
                                              ========   ========

See accompanying Notes to Condensed Consolidated Financial
Statements (Unaudited).

                  PREMARK INTERNATIONAL, INC.
             CONDENSED CONSOLIDATED BALANCE SHEET
                            ASSETS

                                            March 27,
                                              1999     December 26,
                                           (Unaudited)    1998
                                            ---------  ---------
                                                 (In millions)

Cash and cash equivalents.................  $  120.2   $  147.6
Accounts and notes receivable.............     468.7      497.4
  Less allowances for
    doubtful accounts.....................     (19.4)     (20.6)
                                            ---------  ---------
                                               449.3      476.8

Inventories...............................     460.5      455.1
Deferred income tax benefits..............      77.2       79.9
Prepaid expenses..........................      38.5       36.4
                                            ---------  ---------
    Total current assets..................   1,145.7    1,195.8
                                            ---------  ---------

Property, plant, and equipment............   1,179.8    1,174.5
  Less accumulated depreciation...........    (622.1)    (611.9)
                                            ---------  ---------
                                               557.7      562.6

Intangibles, net of accumulated
  amortization............................     242.9      247.2
Other assets..............................      91.4       90.3
                                            ---------  ---------
    Total assets..........................  $2,037.7   $2,095.9
                                            =========  =========

See accompanying Notes to Condensed Consolidated Financial
Statements (Unaudited).

                  PREMARK INTERNATIONAL, INC.
             CONDENSED CONSOLIDATED BALANCE SHEET
             LIABILITIES AND SHAREHOLDERS' EQUITY

                                             March 27,
                                                1999    December 26,
                                            (Unaudited)    1998
                                             ---------  ---------
                                                 (In millions)

Accounts payable...........................  $  136.5   $  152.2
Short-term borrowings and current
  portion of long-term debt................      22.9       21.3
Accrued liabilities........................     374.1      403.4
Income taxes payable.......................      14.5       12.2
                                             ---------  ---------
    Total current liabilities..............     548.0      589.1
                                             ---------  ---------

Long-term debt.............................     260.3      261.1
Accrued postretirement benefit cost........     126.5      125.2
Other liabilities..........................     111.3      116.9

Shareholders' equity:
  Preferred stock, $1.00 par value,
    authorized 50,000,000 shares;
    issued -- none.........................       -          -
  Series A Junior Participating
    Preferred stock, $1.00 par value,
    authorized 1,000,000 shares;
    issued - none..........................       -          -
  Common stock, $1.00 par value,
    authorized 200,000,000 shares;
    issued -- 69,003,840 shares............      69.0       69.0
Capital surplus............................     361.5      359.7
Retained earnings..........................     849.3      832.1
Treasury stock, 7,755,821 shares at
  March 27, 1999 and 7,175,365 shares
  at December 26, 1998, at cost............    (256.2)    (236.7)
Unearned portion of restricted
  stock issued for future service..........      (2.9)      (3.4)
Accumulated other comprehensive income.....     (29.1)     (17.1)
                                             ---------  ---------
    Total shareholders' equity.............     991.6    1,003.6
                                             ---------  ---------
    Total liabilities and
      shareholders' equity.................  $2,037.7   $2,095.9
                                             =========  =========

See accompanying Notes to Condensed Consolidated Financial
Statements (Unaudited).

                PREMARK INTERNATIONAL, INC.
       CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                       (Unaudited)

                                                 13 Weeks Ended
                                              -------------------
                                              March 27,  March 28,
                                                1999       1998
                                              --------   --------
                                                 (In millions)

Cash flows from operating activities:
  Net income................................  $  28.1    $  23.9
  Adjustments to reconcile net income to
    net cash provided by operating
    activities:
      Depreciation and amortization.........     22.2       19.4
      Changes in assets and liabilities:
        Accounts and notes receivable.......     20.3       28.7
        Inventory...........................    (10.3)     (15.0)
        Accounts payable and
          accrued liabilities...............    (29.8)     (39.9)
        Current income taxes................     (3.2)       3.5
        Deferred income taxes...............      2.6        -
        Prepaid expenses....................     (2.4)      (3.0)
        Other...............................      5.1        9.0
                                              --------   --------
          Net cash provided by
            operating activities............     32.6       26.6
                                              --------   --------

Cash flows from investing activities:
  Capital expenditures......................    (22.4)     (20.3)
  Business acquisitions.....................     (7.5)     (24.2)
  Other.....................................      1.2        0.4
                                              --------   --------
          Net cash used in
            investing activities............    (28.7)     (44.1)
                                              --------   --------

Cash flows from financing activities:
  Net proceeds from short-term borrowings...      1.8        1.9
  Repayment of long-term debt...............     (1.3)      (3.9)
  Proceeds from exercise of stock options...      1.9        2.7
  Purchase of treasury stock................    (27.2)      (4.7)
  Payment of dividends......................     (6.2)      (5.6)
                                              --------   --------
          Net cash used in
            financing activities............    (31.0)      (9.6)
                                              --------   --------

Effect of exchange rate changes on cash
  and cash equivalents......................     (0.3)      (0.4)
                                              --------   --------
Net decrease in cash
  and cash equivalents......................  $ (27.4)   $ (27.5)
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


Note 2:  Inventories

Inventories, by component, are summarized as follows (in millions):

                                    March 27,    December 26,
                                       1999          1998
                                   -----------   -----------

Finished goods..................     $ 226.2       $ 225.2
Work in process.................        40.8          16.8
Raw materials and supplies......       193.5         213.1
                                     --------      --------
     Total inventories               $ 460.5       $ 455.1
                                     ========      ========


Note 3:  Comprehensive Income

The components of comprehensive income, net of related tax, for the 13 week periods ended March 27, 1999 and March 28, 1998 are as follows:

                                             1999         1998
                                           --------     --------

Net income..............................   $  28.1      $  23.9
Foreign currency translation
  adjustments...........................     (12.0)        (3.5)
                                           --------     --------
Comprehensive income....................   $  16.1      $  20.4
                                           ========     ========

Accumulated other comprehensive income, net of related tax benefits, at March 27, 1999 and December 26, 1998, is comprised solely of foreign currency translation adjustments.


Note 4:  Net Income per Share

The following table sets forth the computation of basic and diluted earnings per share.

                                                13 Weeks Ended
                                             --------------------
                                             March 27,  March 28,
                                               1999        1998
                                             --------    --------
                                                (In millions)

Numerator for both basic and diluted
  earnings per share--net income...........  $  28.1     $  23.9
                                             ========    ========
Denominator for basic earnings per
  share--weighted average shares...........     61.6        61.9
Plus:  Effect of dilutive securities--
  employee stock options...................      2.5         2.9
                                             --------    --------
Denominator for diluted earnings per
  share--weighted average shares and
  assumed conversions......................     64.1        64.8
                                             ========    ========
Basic earnings per share...................  $  0.46     $  0.39
                                             ========    ========
Diluted earnings per share.................  $  0.44     $  0.37
                                             ========    ========

Options to purchase 277,000 shares of common stock at $33.75 per share were outstanding during 1999 but were not included in the computation of the 1999 diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive. Similarly, in 1998, options to purchase 778,500 shares of common stock at $32.25 per share were not included.


Note 5:  Acquisitions

In the first quarter of 1999, the Food Equipment Group purchased the Stanley Knight Corporation and KaiRak, Inc., manufacturers of fabricated products that often include refrigeration, for $4 million and $4.7 million, respectively, including the assumption of $1.2 million of debt at Stanley Knight.


Note 6:  Segment Information

                                                13 Weeks Ended
                                             --------------------
                                             March 27,  March 28,
                                               1999        1998
                                             --------    --------
                                                (In millions)

Net sales:
  Food Equipment Group.....................  $ 354.6     $ 312.9
  Decorative Products Group................    251.5       233.2
  Consumer Products Group..................     78.3        70.3
                                             --------    --------
Total net sales............................  $ 684.4     $ 616.4
                                             ========    ========

Segment profit
  Food Equipment Group.....................  $  23.0     $  18.4
  Decorative Products Group................     22.1        18.1
  Consumer Products Group..................      7.4         7.0
                                             --------    --------
Total segment profit.......................     52.5        43.5
  Unallocated expenses.....................     (2.7)       (2.3)
  Interest expense, net....................     (4.8)       (2.4)
                                             --------    --------
Income before income taxes.................  $  45.0     $  38.8
                                             ========    ========

There are no intersegment sales or profit or loss. Unallocated expenses are corporate expenses and other items not related to the operations of the segments.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

The following is a discussion of the results of operations for the 13 weeks ended March 27, 1999, compared with the 13 weeks ended March 28, 1998, and changes in financial condition during the 13 weeks ended March 27, 1999.

Net Sales

Net sales for the first quarter of 1999 were a record $684.4 million, an increase of 11% compared with net sales of $616.4 million in 1998. All units reported increased sales, with record sales occurring at the Food Equipment Group, Wilsonart, Florida Tile and Precor.

Costs and Expenses

Cost of products sold as a percentage of net sales was 63.1% for the first quarter of 1999 compared with 63.4% in the first quarter of 1998. The slight improvement was due to lower raw material costs and improved manufacturing efficiencies at Wilsonart, which more than offset higher manufacturing costs at the recent acquisitions of the Food Equipment Group and lower production levels at Florida Tile.

Delivery, sales and administrative expense as a percent of net sales was 29.7% for the first quarter of 1999, comparable with 29.9% in the first quarter of 1998.

Net Interest Expense

Interest expense, net of interest income, was $4.8 million in the first quarter of 1999 versus $2.4 million in the first quarter of 1998. The increase in net interest expense in 1999 was due to a higher net debt position as a result of the placement of $150 million of long-term debt in November, 1998. The majority of income on cash investments, which are held in non-interest bearing vehicles, is included in other income for both periods.

Tax Rate

The effective tax rate was 37.5% for the first quarter of 1999, compared with 38.5% for the first quarter of 1998, and 38% for the year ended December 26, 1998. The decline in 1999's rate, compared with both the first quarter of 1998 and the full year 1998, was due to lower foreign income taxes.

Net Income

Net income improved 18% to $28.1 million, or 44 cents per diluted share, in 1999 from $23.9 million, or 37 cents per diluted share, in 1998. A significant improvement in profitability at the Food Equipment Group and Wilsonart, coupled with growth at Precor, more than offset a decline at Florida Tile and higher net interest expense.


Segment Results

Food Equipment Group

Net sales for the first quarter of 1999 were $354.6 million, an increase of 13% compared with $312.9 million in the same period in 1998, driven by increases in the United States and Europe and the effect of acquisitions. The effect of a weaker U.S. dollar was immaterial on reported results. Segment profit was $23.0 million, an increase of 25% from $18.4 million reported in the same period in 1998, due to improvement in the United States. International operations accounted for 37% of segment sales and 24% of segment profit for the quarter.

U.S. sales rose nearly 20% to $223.4 million on the inclusion of the Traulsen, Baker's Aid, Stanley Knight and KaiRak acquisi-tions, growth in all channels at Hobart, and improvements at Vulcan-Hart and Wolf. Excluding acquisitions, sales grew 8%. Segment profit of $17.3 million rose 45% from the first quarter of 1998 as a result of higher sales and lower operating expenses as a percent of sales.

European sales rose 6% for the first quarter of 1999 to $108.7 million. On a local currency basis, European sales increased 3% for the quarter, reflecting the acquisition of MBM in the fourth quarter of 1998 and increases in several countries, notably Germany and France. Offsetting this growth was the absence of sales from certain non-core product lines of Eurotec, which were sold in the fourth quarter of 1998. Segment profit for the sector was $5.2 million for the first quarter of 1999 versus $5.7 million for the same period last year, due to the non-repeat of one-time non-operating items in 1998.

Sales of $22.5 million for the other international operations fell 6% from $23.9 million in the first quarter of 1998. On a local currency basis, sales declined less than 1%. Shortfalls in Canada, Australia and Brazil offset an improvement in most of the Asia Pacific countries. Segment profit for the first quarter fell to $0.5 million from $0.8 million in 1998, as improvements in most Asian markets were offset by lower Canadian, Brazilian and Australian results.

Decorative Products

Net sales were $251.5 million for the first quarter of 1999, an increase of nearly 8% compared with $233.2 million in the same period in 1998. Segment profit of $22.1 million in the first quarter of 1999 improved 22% from $18.1 million in the first quarter last year.

Wilsonart reported record sales and profit for the first quarter of 1999. Sales growth of 9% versus the same period in 1998 was led by laminate flooring and the fourth quarter 1998 acquisition of Direct Worktops. Absent the acquisition, sales would have grown 5%. Segment profit rose 25% on higher volume and improved pricing, as well as improved overseas cost structure, despite increased expenses for new product development.

Florida Tile's sales rose 4%, reflecting increased volume in company-owned distribution centers. However, a segment loss was reported due to low production volume to keep inventory levels consistent with sales, as well as higher warehouse and freight expenses.

Consumer Products

Net sales were $78.3 million for the first quarter of 1999, an increase of 11% compared with $70.3 million in the same period in 1998. Segment profit for the quarter was $7.4 million versus
$7.0 million last year.

West Bend's sales rose 5% from 1998. Housewares sales increased 19% from last year, led by slow cookers and drip coffee makers. Direct-to-the-home cookware sales fell significantly, dropping 23% from 1998, reflecting lower private label volume. West Bend's segment profit increased 10% as a result of higher Housewares volume as well as an overall improved mix of products, partially offset by higher operating expenses.

Precor sales grew 18% to a record level on higher elliptical cross trainer volume and the inclusion of Pacific Fitness, a company acquired in the fourth quarter of 1998. The unit's segment profit rose 6% from 1998, as the higher volume offset higher manufacturing costs and inefficiencies.

Financial Condition

During the first quarter of 1999 the company purchased Stanley Knight Corporation and KaiRak, Inc. for $4 million and $4.7 million, respectively, including the assumption of $1.2 million of debt at Stanley Knight. The funds used to purchase these companies came from available cash.

Net cash provided by operating activities in the first quarter of 1999 was $32.6 million, compared with $26.6 million in the first quarter of 1998. The increased cash generation this year primarily reflects higher net income, as the net usage of working capital is comparable between years.

Net cash used in investing activities in 1999 was $28.7 million, compared with $44.1 million last year, due to fewer acquisitions made. In 1998 the company acquired its Arborite, Resopal, Somat and Wittco businesses for $24.2 million, while in 1999 the company purchased Stanley Knight and KaiRak for $7.5 million. Capital expenditures totaled $22.4 million and $20.3 million in 1999 and 1998, respectively.

Net cash used in financing activities was $31.0 million for the first quarter of 1999 versus $9.6 million in 1998, as a result of higher share repurchases.

The total debt-to-capital ratio at the end of the first quarter of 1999 was 22.2%, compared with 12.0% at the end of the first quarter of 1998 and 22.0% as of December 26, 1998. The higher ratio as of the first quarter of 1999 and year end 1998 versus the first quarter of 1998 is due to the increase in domestic long-term debt as a result of the issuance of $150 million of 10 year notes in November 1998.

Working capital as of March 27, 1999, decreased by $9.0 million from December 26, 1998. The largest changes among the components of working capital were a decrease in cash and cash equivalents and accounts and notes receivable, partially offset by lower accounts payable and accrued liabilities.

As of March 27, 1999, unused lines of credit were approximately $418.0 million, including $250 million under a revolving credit agreement that expires in October 2002. Future cash flows, lines of credit and other short-term financing are expected to be adequate to fund operating and investing activities.

In August 1996, the company announced it would repurchase 6 million of its shares, with volume and timing to depend on market conditions. Purchases will be made in the open market or through other transactions and will be financed through available cash, cash flow from operations or issuance of additional debt. Under this plan, through March 27, 1999, and May 5, 1999, respectively, the company has repurchased 4,349,000 shares and 4,499,000 shares at an average cost of $29 per share for both periods.

Year 2000

As is more fully described in the company's annual report on Form
10K for the fiscal year ended December 26, 1998, the company is modifying or replacing portions of its software as well as certain hardware to enable continued operations beyond
December 31, 1999. As of March 27, 1999, the company anticipates that most of this effort will be completed by mid-1999.

The total cost of the company's Year 2000 activities is currently estimated to be $17 million, which represents no change from that estimated at December 26, 1998. Management's assessment of the risks associated with the Year 2000 project are unchanged from that described in the 1998 annual report.

The company's plans to complete the Year 2000 modifications are based on management's best estimates, which are based on numerous assumptions about future events including the continued availability of certain resources and other factors. There can be no guarantee that these estimates will be achieved, however, and actual results could differ materially from those anticipated.

Cautionary Statement

The information above and in the company's annual report contains forward-looking statements, including, without limitation, statements relating to the company's plans, strategies, objectives, expectations, intentions, and adequate resources that are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The safe harbor provisions are intended to encourage companies to provide prospective information about their companies. Readers are cautioned that forward-looking statements about Year 2000 and other matters should be read with the following understanding.

Forward-looking statements speak only as of the date on which they are made, are not representations of future actions or results, and caution should be used in considering them in making investment decisions. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including changes in the economic conditions in the markets served by the company, increasing competition, fluctuation in raw materials and energy prices, and other unanticipated events and conditions. It is not possible to foresee or identify all such factors. The company makes no commitment to update any forward- looking statement or to disclose any facts, events or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.

                        PART II

                   OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K

   (a)  Exhibits (numbered in accordance with Item 601 of
        Regulation S-K)

        (27) A Financial Data Schedule for the first quarter of 1999 is filed as an exhibit to this Report

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



                                   PREMARK INTERNATIONAL, INC.



                                   By:    John M. Costigan
                                      -------------------------
                                        Senior Vice President,
                                    General Counsel and Secretary



                                   By:   Lawrence B. Skatoff
                                      -------------------------
                                      Senior Vice President and
                                       Chief Financial Officer




Deerfield, Illinois
May 6, 1999

                                                         EXHIBIT INDEX

Exhibit No.              Description

   (27) A Financial Data Schedule for the first fiscal quarter of 1999 is filed as an exhibit to this Report.