Form 10-Q
period 1999-06-26
PREMARK INTERNATIONAL INC
filed 1999-08-04
CIK 800575

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549
                             FORM 10-Q

(Mark One)

   [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

                For the 26 weeks ended June 26, 1999

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

As of August 2, 1999, 61,265,992 shares of the Common Stock,
$1.00 par value, of the Registrant were outstanding.

                         PART I
                  FINANCIAL INFORMATION

Item 1. Financial Statements

    a)  Financial Statements of Registrant

                                                           Page
        Index                                             Number

        Condensed Consolidated Statement of Income
        (Unaudited) for the 13 week periods ended
        June 26, 1999 and June 27, 1998..................    2

        Condensed Consolidated Statement of Income
        (Unaudited) for the 26 week periods ended
        June 26, 1999 and June 27, 1998..................    3

        Condensed Consolidated Balance Sheet
        as of June 26, 1999 (Unaudited) and
        December 26, 1998................................    4

        Condensed Consolidated Statement of Cash Flows
        (Unaudited) for the 26 week periods ended
        June 26, 1999 and June 27, 1998..................    6

        Notes to Condensed Consolidated
        Financial Statements (Unaudited).................    7

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

                   PREMARK INTERNATIONAL, INC.
           CONDENSED CONSOLIDATED STATEMENT OF INCOME
                           (Unaudited)

                                                13 Weeks Ended
                                              -------------------
                                              June 26,   June 27,
                                                1999       1998
                                              --------   --------
                             (In millions, except per share data)

Net sales...................................  $ 729.9    $ 675.3
                                              --------   --------

Costs and expenses:
  Cost of products sold.....................    456.0      426.2
  Delivery, sales, and
    administrative expense..................    205.3      194.0
  Interest expense..........................      6.2        3.1
  Interest income...........................     (0.7)      (0.8)
  Other expense, net........................      0.3        0.2
                                              --------   --------
     Total costs and expenses...............    667.1      622.7
                                              --------   --------

Income before income taxes..................     62.8       52.6
Provision for income taxes..................     23.4       20.3
                                              --------   --------
Net income..................................     39.4       32.3

Retained earnings, beginning of period......    849.3      760.3
Cash dividends declared.....................     (6.8)      (6.2)
Cost of treasury stock issued
  in excess of option exercise prices.......     (8.2)      (2.5)
                                              --------   --------
Retained earnings, end of period............  $ 873.7    $ 783.9
                                              ========   ========

Net income per common share.................  $  0.64    $  0.52
                                              ========   ========

Net income per common share--
  assuming dilution.........................  $  0.62    $  0.50
                                              ========   ========

Average number of common shares
  outstanding...............................     61.3       62.0
                                              ========   ========

Average number of common shares
  and assumed conversions...................     63.7       64.9
                                              ========   ========

Dividends declared per common share.........  $  0.11    $  0.10
                                              ========   ========

See accompanying Notes to Condensed Consolidated Financial
Statements (Unaudited).

                   PREMARK INTERNATIONAL, INC.
           CONDENSED CONSOLIDATED STATEMENT OF INCOME
                           (Unaudited)

                                                26 Weeks Ended
                                             --------------------
                                              June 26,   June 27,
                                                1999       1998
(In millions, except per share data)         ---------  ---------

Net sales..................................  $1,414.3   $1,291.7
                                             ---------  ---------

Costs and expenses:
  Cost of products sold....................     888.1      817.3
  Delivery, sales, and
    administrative expense.................     408.8      378.5
  Interest expense.........................      12.1        6.7
  Interest income..........................      (1.8)      (2.0)
  Other income, net........................      (0.7)      (0.2)
                                             ---------  ---------
     Total costs and expenses..............   1,306.5    1,200.3
                                             ---------  ---------

Income before income taxes.................     107.8       91.4
Provision for income taxes.................      40.3       35.2
                                              --------   --------
Net income.................................      67.5       56.2

Retained earnings, beginning of period.....     832.1      749.7
Cash dividends declared....................     (12.9)     (11.8)
Cost of treasury stock issued
  in excess of option exercise prices......     (13.0)     (10.2)
                                             ---------  ---------
Retained earnings, end of period...........  $  873.7   $  783.9
                                             =========  =========

Net income per common share................  $   1.10   $   0.91
                                             =========  =========

Net income per common share
  --assuming dilution......................  $   1.06   $   0.87
                                             =========  =========

Average number of common shares
  outstanding..............................      61.4       62.0
                                             =========  =========

Average number of common shares
  and assumed conversions..................      63.9       64.8
                                             =========  =========

Dividends declared per common share.........  $  0.21    $  0.19
                                              ========   ========

See accompanying Notes to Condensed Consolidated Financial
Statements (Unaudited).

                   PREMARK INTERNATIONAL, INC.
              CONDENSED CONSOLIDATED BALANCE SHEET
                             ASSETS
                                             June 26,
                                              1999     December 26,
                                           (Unaudited)    1998
                                            ---------   ---------
                                                 (In millions)

Cash and cash equivalents.................  $  126.6    $  147.6
Accounts and notes receivable.............     477.2       497.4
  Less allowances for
    doubtful accounts.....................     (20.0)      (20.6)
                                            ---------   ---------
                                               457.2       476.8

Inventories...............................     449.9       455.1
Deferred income tax benefits..............      75.4        79.9
Prepaid expenses..........................      36.3        36.4
Recoverable income taxes..................       8.9         -
                                            ---------   ---------
    Total current assets..................   1,154.3     1,195.8
                                            ---------   ---------

Property, plant, and equipment............   1,190.5     1,174.5
  Less accumulated depreciation...........    (629.4)     (611.9)
                                            ---------   ---------
                                               561.1       562.6

Intangibles, net of accumulated
  amortization............................     241.9       247.2
Other assets..............................      83.6        90.3
                                            ---------   ---------
    Total assets..........................  $2,040.9    $2,095.9
                                            =========   =========

See accompanying Notes to Condensed Consolidated Financial
Statements (Unaudited).

                   PREMARK INTERNATIONAL, INC.
              CONDENSED CONSOLIDATED BALANCE SHEET
              LIABILITIES AND SHAREHOLDERS' EQUITY

                                              June 26,
                                                1999    December 26,
                                            (Unaudited)    1998
                                             ---------   ---------
                                                 (In millions)

Accounts payable...........................  $  133.3    $  152.2
Short-term borrowings and current
  portion of long-term debt................      24.9        21.3
Accrued liabilities........................     377.2       403.4
Income taxes payable.......................       -          12.2
                                             ---------   ---------
    Total current liabilities..............     535.4       589.1
                                             ---------   ---------

Long-term debt.............................     259.7       261.1
Accrued postretirement benefit cost........     127.9       125.2
Other liabilities..........................     107.4       116.9

Shareholders' equity:
  Preferred stock, $1.00 par value,
    authorized 50,000,000 shares;
    issued -- none.........................       -           -
  Series A Junior Participating
    Preferred stock, $1.00 par value,
    authorized 1,000,000 shares;
    issued - none..........................       -           -
  Common stock, $1.00 par value,
    authorized 200,000,000 shares;
    issued -- 69,003,840 shares............      69.0        69.0
Capital surplus............................     364.9       359.7
Retained earnings..........................     873.7       832.1
Treasury stock, 7,810,673 shares at
  June 26, 1999 and 7,175,365 shares
  at December 26, 1998, at cost............    (258.3)     (236.7)
Unearned portion of restricted
  stock issued for future service..........      (2.5)       (3.4)
Accumulated other comprehensive income.....     (36.3)      (17.1)
                                             ---------   ---------
    Total shareholders' equity.............   1,010.5     1,003.6
                                             ---------   ---------
    Total liabilities and
      shareholders' equity.................  $2,040.9    $2,095.9
                                             =========   =========

See accompanying Notes to Condensed Consolidated Financial
Statements (Unaudited).

                   PREMARK INTERNATIONAL, INC.
         CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Unaudited)


                                                 26 Weeks Ended
                                              -------------------
                                              June 26,   June 27,
                                                1999       1998
                                              --------   --------
                                                 (In millions)

Cash flows from operating activities:
  Net income................................  $  67.5    $  56.2
  Adjustments to reconcile net income to
    net cash provided by operating
    activities:
      Depreciation and amortization.........     44.8       39.4
      Changes in assets and liabilities:
        Accounts and notes receivable.......      8.3       19.7
        Inventory...........................     (1.9)     (33.1)
        Accounts payable and
          accrued liabilities...............    (27.8)     (19.2)
        Current income taxes................    (20.0)     (16.0)
        Deferred income taxes...............      3.3        0.4
        Prepaid expenses....................     (3.9)      (2.7)
        Other...............................      8.3        8.2
                                              --------   --------
          Net cash provided by
            operating activities............     78.6       52.9
                                              --------   --------

Cash flows from investing activities:
  Capital expenditures......................    (50.1)     (38.9)
  Business acquisitions.....................     (7.9)     (67.7)
  Other.....................................      1.7        1.4
                                              --------   --------
          Net cash used in
            investing activities............    (56.3)    (105.2)
                                              --------   --------

Cash flows from financing activities:
  Net proceeds from (repayment of)
    short-term borrowings...................      5.3       (2.6)
  Repayment of long-term debt...............     (1.6)      (0.4)
  Proceeds from exercise of stock options...      5.5        4.1
  Purchase of treasury stock................    (40.2)     (13.4)
  Payment of dividends......................    (12.3)     (11.2)
                                              --------   --------
          Net cash used in
            financing activities............    (43.3)     (23.5)
                                              --------   --------

Effect of exchange rate changes on cash
  and cash equivalents......................      -         (0.9)
                                              --------   --------
Net decrease in cash
  and cash equivalents......................  $ (21.0)   $ (76.7)
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


Note 2:  Inventories

Inventories, by component, are summarized as follows (in millions):

                                     June 26,    December 26,
                                       1999          1998
                                   -----------   -----------

Finished goods..................     $ 225.1       $ 225.2
Work in process.................        30.9          16.8
Raw materials and supplies......       193.9         213.1
                                     --------      --------
     Total inventories               $ 449.9       $ 455.1
                                     ========      ========


Note 3:  Comprehensive Income

The components of comprehensive income, net of related tax, for the 13 week and 26 week periods ended June 26, 1999 and June 27, 1998 are as follows:

                              13 Weeks Ended       26 Weeks Ended
                            ------------------   ------------------
                            June 26,  June 27,   June 26,  June 27,
                              1999      1998       1999      1998
                            --------  --------   --------  --------

Net income................. $  39.4   $  32.3    $  67.5   $  56.2
Foreign currency
  translation adjustment...    (7.2)      -        (19.2)     (3.5)
                            --------  --------   --------  --------
Comprehensive income....... $  32.2   $  32.3    $  48.3   $  52.7
                            ========  ========   ========  ========

Accumulated other comprehensive income, net of related tax benefits, at June 26, 1999 and December 26, 1998, is comprised solely of foreign currency translation adjustments.


Note 4:  Net Income per Share

The following table sets forth the computation of basic and diluted earnings per share.

                              13 Weeks Ended       26 Weeks Ended
                            ------------------   ------------------
                            June 26,  June 27,   June 26,  June 27,
                              1999      1998       1999      1998
                            --------  --------   --------  --------
                            (In millions, except earnings per share)

Numerator for both basic
  and diluted earnings
  per share--net income.... $  39.4   $  32.3    $  67.5   $  56.2
                            ========  ========   ========  ========
Denominator for basic
  earnings per 	share--
  weighted average shares..    61.3      62.0       61.4      62.0
Plus:  Effect of dilutive
  securities--employee
  stock options............     2.4       2.9        2.5       2.8
                            --------  --------   --------  --------

Denominator for diluted
  earnings per share--
  weighted average shares
  and assumed conversions..    63.7      64.9       63.9      64.8
                            ========  ========   ========  ========

Basic earnings per share... $  0.64   $  0.52    $  1.10   $  0.91
                            ========  ========   ========  ========

Diluted earnings per share. $  0.62   $  0.50    $  1.06   $  0.87
                            ========  ========   ========  ========

In 1998, options to purchase 777,500 shares of common stock at $32.25 per share were outstanding but were not included in the computation of the 1998 diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.


Note 5:  Acquisitions

In the first quarter of 1999, the Food Equipment Group purchased the Stanley Knight Corporation and KaiRak, Inc., manufacturers of fabricated products that often include refrigeration, for approximately $4 million and $5 million, respectively, including the assumption of $1 million of debt at Stanley Knight. The funds used to purchase these companies came from available cash.


Note 6:  Segment Information

                                                13 Weeks Ended
                                             ---------------------
                                             June 26,     June 27,
                                               1999         1998
                                             --------     --------
                                                 (In millions)

Net sales:
  Food Equipment Group.....................  $  382.4     $  355.0
  Decorative Products Group................     280.1        255.9
  Consumer Products Group..................      67.4         64.4
                                             ---------    ---------
Total net sales............................  $  729.9     $  675.3
                                             =========    =========

Segment profit
  Food Equipment Group.....................  $   31.4     $   27.5
  Decorative Products Group................      36.3         27.3
  Consumer Products Group..................       4.4          3.7
                                             ---------    ---------
Total segment profit.......................      72.1         58.5
  Unallocated expenses.....................      (3.8)        (3.6)
  Interest expense, net....................      (5.5)        (2.3)
                                             ---------    ---------
Income before income taxes.................  $   62.8     $   52.6
                                             =========    =========


                                                26 Weeks Ended
                                             ---------------------
                                             June 26,     June 27,
                                               1999         1998
                                             --------     --------
                                                 (In millions)

Net sales:
  Food Equipment Group.....................  $  737.0     $  667.9
  Decorative Products Group................     531.6        489.1
  Consumer Products Group..................     145.7        134.7
                                             ---------    ---------
Total net sales............................  $1,414.3     $1,291.7
                                             =========    =========

Segment profit
  Food Equipment Group.....................  $   54.4     $   45.9
  Decorative Products Group................      58.4         45.4
  Consumer Products Group..................      11.8         10.7
                                             ---------    ---------
Total segment profit.......................     124.6        102.0
  Unallocated expenses.....................      (6.5)        (5.9)
  Interest expense, net....................     (10.3)        (4.7)
                                             ---------    ---------
Income before income taxes.................  $  107.8     $   91.4
                                             =========    =========

There are no intersegment sales or profit or loss. Unallocated expenses are corporate expenses and other items not related to the operations of the segments.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

The following is a discussion of the results of operations for the 13 weeks and 26 weeks ended June 26, 1999, compared with the 13 weeks and 26 weeks ended June 27, 1998, and changes in financial condition during the 26 weeks ended June 26, 1999.

Net Sales

Net sales for the second quarter of 1999 were a record $729.9 million, an increase of 8% compared with net sales of $675.3 million in 1998. In the first half of 1999, net sales rose to $1,414.3 million, which was an improvement of nearly 10% from 1998's net sales of $1,291.7 million. For both the quarter and the first half, record sales occurred at the Food Equipment Group, Wilsonart, Florida Tile and Precor. For the second quarter, West Bend's sales declined slightly, while year-to-date, sales rose slightly. Excluding the effects of foreign exchange rates, sales rose 9% and 10% for the second quarter and first half of 1999, respectively.

Costs and Expenses

Cost of products sold as a percentage of net sales was 62.5% for the second quarter of 1999 compared with 63.1% in the second quarter of 1998. For the first half, the rates in 1999 and 1998 were 62.8% and 63.3%, respectively. The improvements for both the quarter and year-to-date were due to increased productivity and improved yields at Wilsonart, along with lower manufacturing costs at West Bend and Florida Tile, which more than offset higher manufacturing costs at the recent acquisitions of the Food Equipment Group.

Delivery, sales and administrative expenses as a percentage of net sales was 28.1% and 28.9% for the second quarter and first half of 1999, respectively, compared with the 1998 ratios of 28.7% and 29.3%, respectively. The improvement for both periods was due to a decline in marketing and other operating expenses as a percent of sales at the Food Equipment Group, an overall decline in expenses as a percent of sales at Florida Tile, and lower advertising and other operating expenses at Precor. These items more than offset higher selling and new product technology costs at Wilsonart.

Net Interest Expense

Interest expense, net of interest income, was $5.5 million in the second quarter of 1999 versus $2.3 million in the second quarter of 1998. For the first half of 1999, net interest expense was $10.3 million versus $4.7 million in 1998. The increase in net interest expense in both periods for 1999 was principally due to a higher net debt position as a result of the placement of $150 million of long-term debt in November, 1998. The majority of income on cash investments, which are held in non-interest bearing vehicles, is included in other income for all periods.

Tax Rate

The effective tax rate was 37.3% and 37.4% for the second quarter and first half of 1999, respectively, compared with 38.5% for both the second quarter and first half of 1998, and 38% for the year ended December 26, 1998. For the quarter and first half of 1999, the company had lower foreign income taxes compared with corresponding periods in 1998 as well as with the full year 1998.

Net Income

For the quarter, net income improved nearly 22% to $39.4 million, or 62 cents per diluted share, in 1999 from $32.3 million, or 50 cents per diluted share, in 1998. For the first half, net income grew 20% to $67.5 million, or $1.06 per diluted share, in 1999 from $56.2 million, or 87 cents per diluted share, in 1998. For both periods, a significant improvement in profitability at Wilsonart, the Food Equipment Group, Florida Tile and West Bend more than offset a decline at Precor and higher net interest expense.


Segment Results

Food Equipment Group

Net sales for the second quarter of 1999 were a record $382.4 million, an increase of nearly 8% from $355.0 million in 1998. Excluding the negative impact of a stronger U.S. dollar, sales for the group rose 9%. For the first half, net sales improved from $667.9 million in 1998 to $737.0 million in 1999, an increase of 10%. Excluding exchange rate impacts, sales for the first half of 1999 rose 11%. For both the second quarter and first half, all sectors exhibited local currency growth. In addition, the improvement was aided by the effect of acquisitions. International operations accounted for 36% of segment sales for both the second quarter and first half of 1999.

For the second quarter, segment profit of $31.4 million was 14% higher than 1998's $27.5 million. Increases were reported in the United States and Other International sectors. Europe was essentially flat to last year. For the first half, segment profit rose significantly to $54.4 million from $45.9 million in 1998.
While Europe declined slightly, improvement was seen in the United States as well as in the Other International sector. International operations accounted for 31% and 28% of segment profit for the second quarter and first half, respectively.

United States sales rose 13% to a record $244.7 million for the second quarter of 1999. For the first half, sales rose 16% to $468.1 million. For both periods, the impact of recent acquisitions, improvements in all of Hobart's channels, and growth at Vulcan-Hart more than offset lower export volume. Excluding acquisitions, sales grew 6% for the second quarter and 7% for the first half. A record segment profit of $21.8 million rose 11% from the second quarter of 1998. For the first half of 1999, segment profit rose 24% to $39.1 million. For both the quarter and first half of the year, the growth in profit was a result of higher volume, lower operating expenses as a percent of sales, and the effect of recent acquisitions.

European sales fell 3% from the second quarter of 1998 to $111.7 million. On a local currency basis European sales rose 1% for the quarter, reflecting the acquisition of MBM in the fourth quarter of 1998, which was offset by the absence of sales from certain non-core product lines of Eurotec, which were sold in the fourth quarter of 1998. Segment profit for the sector was $7.2 million for the second quarter of 1999, a 3% decline from the same period in 1998.
Excluding foreign exchange rate impacts, segment profit rose 1%. For the first six months of 1999, sales rose 2% excluding the impact of foreign exchange rates, reflecting the acquisition of MBM and increases in several countries, offset in part by the absence of sales from certain non-core product lines of Eurotec. Segment profit for the sector was $12.4 million for the first half of 1999 versus $13.1 million for the same period last year, as higher profits in Germany, Tasselli and the inclusion of MBM were offset by the impact of the sale of certain Eurotec product lines, lower results in the U.K. and the nonrepeat of one-time nonoperating gains in 1998.

Sales for the other international operations of $26.0 million rose 8% in the second quarter of 1999. Year-to-date, sales of $48.5 million increased 1%. On a local currency basis, sales improved 9% and 5% for the second quarter and first half, respectively. The improvement in both the quarter and first half was due to strength in Mexico, Canada and Hong Kong, which more than offset declines in Argentina and Australia. Segment profit for the second quarter rose significantly to $2.4 million, while the first half profit also increased substantially to $2.9 million. Improvements were noted in most Asia Pacific markets, along with Mexico and Canada.

Decorative Products

Net sales were $280.1 million for the second quarter of 1999, an improvement of 9% compared with $255.9 million in the same period in 1998. For the first half, sales grew nearly 9% to $531.6 million from $489.1 million in 1998. Segment profit of $36.3 million in the second quarter of 1999 was a 33% improvement from a profit of $27.3 million in the same period in 1998. Year-to-date, segment profit grew 29% to $58.4 million.

Wilsonart reported record sales and profits for both the quarter and first half of 1999, with sales increasing 9% for both periods. The growth in both periods was led by laminate flooring, Gibraltar and solid surfacing veneer product lines as well as sales from Direct Worktops, which was acquired in the fourth quarter of 1998. Absent the acquisition, sales grew 5% for both periods. Segment profit rose 19% and 21% for the quarter and year-to-date, respectively, on higher sales, improved manufacturing yields, increased productivity and a lower overseas cost structure, partially offset by higher selling and new product technology expenses.

Florida Tile also reported record sales for both the quarter and first half. Sales rose 11% for the quarter and 8% for the first six months as a result of new products and higher volume in company-owned distribution centers. A segment profit was reported for both periods, versus a segment loss for both second quarter and first half of 1998, as a result of higher volume, improved gross margins, lower selling and marketing expenses and a decline in warehouse expense as a percent of sales.

Consumer Products

Net sales were $67.4 million for the second quarter of 1999, an increase of nearly 5% compared with $64.4 million in 1998. For the first half, sales grew 8% from $134.7 million to $145.7 million in 1999. Segment profit for the second quarter rose nearly 16% from $3.7 million to $4.4 million. For the first half, segment profit increased to $11.8 million from $10.7 million last year.

West Bend's sales fell 3%, but rose almost 1% for the second quarter and first six months of 1999, respectively. For the quarter, Housewares sales fell 5% as lower bread maker volume offset improvements in most other product lines. Year-to-date, Housewares sales rose 7% on the strength of higher slow cooker and drip coffee maker volume, which more than offset a decline in bread maker volume. Direct-to-the-home cookware sales fell 1% and 10% for the second quarter and first half of 1999, respectively, due to lower private label volume. Segment profit for West Bend rose substantially for both periods, as improved gross margins at Housewares more than offset the lower sales volume in the cookware sector.

Precor had a 17% and 18% growth in sales to record levels for the second quarter and first half of 1999, respectively, due to the inclusion of Pacific Fitness, a company acquired in the fourth quarter of 1998, as well as a strong increase in sales of the elliptical cross trainer product, which more than offset a decline in retail treadmills. Precor's segment profit declined 37% for the quarter and 5% year-to-date as the higher volume was offset by higher manufacturing costs and inefficiencies.

Financial Condition

Net cash provided by operating activities in the first half of 1999 was $78.6 million, compared with $52.9 million in the first half of 1998. The increased cash generation this year reflects higher net income as well as a lower growth in inventories compared with last year, primarily at the Food Equipment Group and West Bend.

Net cash used in investing activities in 1999 was $56.3 million, compared with $105.2 million last year, due to fewer acquisitions made. In 1998, the company acquired its Arborite, Resopal, Somat, Wittco and Traulsen businesses, along with a majority investment in a joint venture in Thailand, for $67.7 million, while in 1999 the company purchased Stanley Knight and KaiRak for $7.9 million, not including $1 million in debt from one of the acquisitions. Capital expenditures totaled $50.1 million and $38.9 million in 1999 and 1998, respectively. The increase in expenditures is mainly due to Wilsonart, reflecting projects at Direct Worktops and Resopal, along with expansion projects in the U.S.

Net cash used in financing activities was $43.3 million for the first half of 1999 versus $23.5 million in 1998, as a result of higher share repurchases.

The total debt-to-capital ratio at the end of the second quarter of 1999 was 22.0%, compared with 12.4% at the end of the second quarter of 1998 and 22.0% as of December 26, 1998. The ratio as of the second quarter of 1999 and year end 1998 versus the second quarter of 1998 is higher because of the issuance of $150 million of 10 year notes in November 1998.

Working capital as of June 26, 1999, increased by $12.2 million from December 26, 1998. The largest changes among the components of working capital were lower accounts payable and accrued liabilities, partially offset by a decrease in cash and cash equivalents and accounts and notes receivable.

As of June 26, 1999, unused lines of credit were approximately $414.1 million, including $250 million under a revolving credit agreement that expires in October 2002. Future cash flows, lines of credit and other short-term financing are expected to be adequate to fund operating and investing activities.

In August 1996, the company announced it would repurchase 6 million of its shares, with volume and timing to depend on market conditions. Purchases will be made in the open market or through other transactions and will be financed through available cash, cash flow from operations or issuance of additional debt. Under this plan, through June 26, 1999, and August 2, 1999, respectively, the company has repurchased 4,740,000 shares and 4,818,000 shares at an average cost of $30 per share for both periods.

Year 2000

As is more fully described in the company's annual report on Form
10K for the fiscal year ended December 26, 1998, the company is modifying or replacing portions of its software as well as certain hardware to enable continued operations beyond
December 31, 1999. As of June 26, 1999, most of this effort has been completed.

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

Forward-looking statements speak only as of the date on which they are made, are not representations of future actions or results, and caution should be used in considering them in making investment decisions. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including changes in the economic conditions in the markets served by the company, increasing competition, fluctuation in raw materials and energy prices, and other unanticipated events and conditions. Risk factors include the factors noted in Item 1 "Business," Item 3 "Legal Proceedings" and
Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the company's annual report. It is not possible to foresee or identify all such factors. The company makes no commitment to update any forward-looking statement or to disclose any facts, events or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.

                              PART II

                        OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

The 1999 annual meeting of shareholders of the Registrant occurred on May 5, 1999. The following matters were voted upon at the meeting: the election as a director of the Registrant of each of Gary P. Coughlan, Harry W. Bowman, W. James Farrell and Janice D. Stoney, the ratification of the appointment of Ernst & Young LLP as independent auditors of the Registrant, and a proposal to amend the 1994 Incentive Plan and reapprove performance goals.

The results of the voting were as follows:

                                   Votes
                      Votes        Against/               Broker
Matter Voted          For          Withheld*   Abstained  Non-Votes

Election of
Gary P. Coughlan      53,703,344     314,364      N/A           0

Election of
Harry W. Bowman       53,694,712     322,996      N/A           0

Election of
W. James Farrell      53,857,784     159,924      N/A           0

Election of
Janice D. Stoney      53,857,598     160,110      N/A           0

Approval of
Ernst & Young         53,740,197     102,462     175,049        0

Approval of amend-
ment to the 1994
Incentive Plan        45,315,799   8,285,602     416,307        0


*Numbers shown for director elections are votes withheld. For the other matters voted upon, numbers shown are votes against.


In addition to the directors elected at the meeting, the directors of the Registrant whose terms of office continued after the meeting are: James M. Ringler, L. Don Brown, Richard S. Friedland, John B. McKinnon and David R. Parker.


Item 5.  Other Information

The Board of Directors elected L. Don Brown a director of the Registrant effective May 5, 1999, to serve until the 2000 annual meeting of shareholders, at which meeting he will stand for election.


Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits (numbered in accordance with Item 601 of
         Regulation S-K)

         (27) A Financial Data Schedule for the second quarter of 1999 is filed as an exhibit to this Report.

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


                                 PREMARK INTERNATIONAL, INC.



                                 By:     John M. Costigan
                                     ------------------------
                                    Senior Vice President,
                                General Counsel and Secretary




                                 By:    Lawrence B. Skatoff
                                     ------------------------
                                   Senior Vice President and
                                    Chief Financial Officer




Deerfield, Illinois
August 4, 1999

                      EXHIBIT INDEX


Exhibit No.              Description

(27)           A Financial Data Schedule for
               the second quarter of 1999 is filed
               as an exhibit to this Report.