Form 10-Q
period 1999-09-25
PREMARK INTERNATIONAL INC
filed 1999-11-05
CIK 800575

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549
                             FORM 10-Q

(Mark One)

   [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

                For the 39 weeks ended September 25, 1999


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

As of November 3, 1999, 61,598,465 shares of the Common Stock,
$1.00 par value, of the Registrant were outstanding.

                            PART I
                     FINANCIAL INFORMATION

Item 1. Financial Statements

    a)  Financial Statements of Registrant

                                                           Page
        Index                                             Number

        Condensed Consolidated Statement of Income
        (Unaudited) for the 13 week periods ended
        September 25, 1999 and September 26, 1998........    2

        Condensed Consolidated Statement of Income
        (Unaudited) for the 39 week periods ended
        September 25, 1999 and September 26, 1998........    3

        Condensed Consolidated Balance Sheet
        as of September 25, 1999 (Unaudited) and
        December 26, 1998................................    4

        Condensed Consolidated Statement of Cash Flows
        (Unaudited) for the 39 week periods ended
        September 25, 1999 and September 26, 1998........    6

        Notes to Condensed Consolidated
        Financial Statements (Unaudited).................    7

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

                  PREMARK INTERNATIONAL, INC.
          CONDENSED CONSOLIDATED STATEMENT OF INCOME
                           (Unaudited)

                                                13 Weeks Ended
                                             --------------------
                                             Sept. 25,  Sept. 26,
                                               1999       1998
(In millions, except per share data)         ---------  ---------

Net sales..................................  $  736.2   $  698.5
                                             ---------  ---------

Costs and expenses:
  Cost of products sold....................     468.2      447.4
  Delivery, sales, and
    administrative expense.................     195.5      188.3
  Interest expense.........................       6.1        3.2
  Interest income..........................      (0.7)      (0.8)
  Other income, net........................      (1.3)      (1.3)
                                             ---------  ---------
     Total costs and expenses..............     667.8      636.8
                                             ---------  ---------

Income before income taxes.................      68.4       61.7
Provision for income taxes.................      24.0       23.0
                                             ---------  ---------

Net income.................................      44.4       38.7

Retained earnings, beginning of period.....     873.7      783.9
Cash dividends declared....................      (6.7)      (6.2)
Cost of treasury stock issued
  in excess of option exercise prices......      (9.4)      (5.8)
                                             ---------  ---------

Retained earnings, end of period...........  $  902.0   $  810.6
                                             =========  =========

Net income per common share................  $   0.72   $   0.63
                                             =========  =========

Net income per common share--
  assuming dilution........................  $   0.70   $   0.60
                                             =========  =========

Average number of common shares
  outstanding..............................      61.3       61.8
                                             =========  =========

Average number of common shares
  and assumed conversions..................      63.7       64.5
                                             =========  =========

Dividends declared per common share........  $   0.11   $   0.10
                                             =========  =========

See accompanying Notes to Condensed Consolidated Financial
Statements (Unaudited).

                  PREMARK INTERNATIONAL, INC.
           CONDENSED CONSOLIDATED STATEMENT OF INCOME
                           (Unaudited)

                                                39 Weeks Ended
                                             --------------------
                                             Sept. 25,  Sept. 26,
                                               1999       1998
(In millions, except per share data)         ---------  ---------

Net sales..................................  $2,150.5   $1,990.2
                                             ---------  ---------

Costs and expenses:
  Cost of products sold....................   1,356.3    1,264.7
  Delivery, sales, and
    administrative expense.................     604.3      566.8
  Interest expense.........................      18.2        9.9
  Interest income..........................      (2.5)      (2.8)
  Other income, net........................      (2.0)      (1.5)
                                             ---------  ---------
     Total costs and expenses..............   1,974.3    1,837.1
                                             ---------  ---------

Income before income taxes.................     176.2      153.1
Provision for income taxes.................      64.3       58.2
                                             ---------  ---------

Net income.................................     111.9       94.9

Retained earnings, beginning of period.....     832.1      749.7
Cash dividends declared....................     (19.6)     (18.0)
Cost of treasury stock issued
  in excess of option exercise prices......     (22.4)     (16.0)
                                             ---------  ---------

Retained earnings, end of period...........  $  902.0   $  810.6
                                             =========  =========

Net income per common share................  $   1.82   $   1.53
                                             =========  =========

Net income per common share--
  assuming dilution........................  $   1.75   $   1.47
                                             =========  =========

Average number of common shares
  outstanding..............................      61.4       61.9
                                             =========  =========

Average number of common shares
  and assumed conversions..................      63.8       64.7
                                             =========  =========

Dividends declared per common share........  $   0.32   $   0.29
                                             =========  =========

See accompanying Notes to Condensed Consolidated Financial
Statements (Unaudited).

                   PREMARK INTERNATIONAL, INC.
              CONDENSED CONSOLIDATED BALANCE SHEET
                             ASSETS

                                           Sept. 25,
                                             1999     December 26,
                                          (Unaudited)     1998
(In millions)                              ---------   ---------

Cash and cash equivalents................. $  175.9    $  147.6
Accounts and notes receivable.............    494.1       497.4
  Less allowances for
    doubtful accounts.....................    (20.3)      (20.6)
                                           ---------   ---------
                                              473.8       476.8

Inventories...............................    438.7       455.1
Deferred income tax benefits..............     74.9        79.9
Prepaid expenses..........................     34.3        36.4
Prepaid income taxes......................      7.2         -
                                           ---------   ---------
    Total current assets..................  1,204.8     1,195.8
                                           ---------   ---------

Property, plant, and equipment............  1,212.8     1,174.5
  Less accumulated depreciation...........   (642.7)     (611.9)
                                           ---------   ---------
                                              570.1       562.6

Intangibles, net of accumulated
  amortization............................    242.1       247.2
Other assets..............................     88.0        90.3
                                           ---------   ---------
    Total assets.......................... $2,105.0    $2,095.9
                                           =========   =========

See accompanying Notes to Condensed Consolidated Financial
Statements (Unaudited).

                  PREMARK INTERNATIONAL, INC.
              CONDENSED CONSOLIDATED BALANCE SHEET
              LIABILITIES AND SHAREHOLDERS' EQUITY

                                           Sept. 25,
                                             1999     December 26,
                                          (Unaudited)     1998
(In millions)                              ---------   ----------

Accounts payable..........................  $  137.1    $  152.2
Short-term borrowings and current
  portion of long-term debt...............     128.6        21.3
Accrued liabilities.......................     393.7       403.4
Income taxes payable......................       -          12.2
                                            ---------   ---------
    Total current liabilities.............     659.4       589.1
                                            ---------   ---------

Long-term debt............................     157.3       261.1
Accrued postretirement benefit cost.......     129.2       125.2
Other liabilities.........................     104.7       116.9

Shareholders' equity:
  Preferred stock, $1.00 par value,
    authorized 50,000,000 shares;
    issued -- none........................       -           -
  Series A Junior Participating
    Preferred stock, $1.00 par value,
    authorized 1,000,000 shares;
    issued - none.........................       -           -
  Common stock, $1.00 par value,
    authorized 200,000,000 shares;
    issued -- 69,003,840 shares...........      69.0        69.0
Capital surplus...........................     369.2       359.7
Retained earnings.........................     902.0       832.1
Treasury stock, 7,578,160 shares at
  September 25, 1999 and 7,175,365 shares
  at December 26, 1998, at cost...........    (250.3)     (236.7)
Unearned portion of restricted
  stock issued for future service.........      (2.2)       (3.4)
Accumulated other comprehensive income....     (33.3)      (17.1)
                                            ---------   ---------
    Total shareholders' equity............   1,054.4     1,003.6
                                            ---------   ---------
    Total liabilities and
      shareholders' equity................  $2,105.0    $2,095.9
                                            =========   =========

See accompanying Notes to Condensed Consolidated Financial
Statements (Unaudited).

                  PREMARK INTERNATIONAL, INC.
         CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Unaudited)

                                                39 Weeks Ended
                                             --------------------
                                             Sept. 25,  Sept. 26,
                                               1999       1998
(In millions)                                ---------  ---------

Cash flows from operating activities:
  Net income............................     $  111.9   $   94.9
  Adjustments to reconcile net income
    to net cash provided by
    operating activities:
      Depreciation and amortization.....         66.7       59.2
      Changes in assets and liabilities:
        Accounts and notes receivable...         (5.7)      (6.5)
        Inventory.......................         11.0      (29.2)
        Accounts payable
          and accrued liabilities.......        (10.3)     (10.2)
        Current income taxes............        (19.3)      (6.9)
        Deferred income taxes...........          4.0        -
        Prepaid expenses................         (1.7)      (1.5)
        Other...........................          6.9        7.3
                                              --------   --------
          Net cash provided by
            operating activities........        163.5      107.1
                                              --------   --------

Cash flows from investing activities:
  Capital expenditures..................        (78.5)     (78.5)
  Business acquisitions.................         (8.5)     (67.2)
  Other.................................          3.2        3.9
                                              --------   --------
          Net cash used in
            investing activities .......        (83.8)    (141.8)
                                              --------   --------

Cash flows from financing activities:
  Net increase in
    short-term borrowings...............         14.1        3.1
  Repayment of long-term debt...........         (9.6)      (2.7)
  Proceeds from exercise of
    stock options.......................          9.8        5.4
  Purchase of treasury stock............        (46.1)     (29.4)
  Payment of dividends..................        (19.1)     (17.4)
                                              --------   --------
          Net cash used in financing
            activities..................        (50.9)     (41.0)
                                              --------   --------

Effect of exchange rate changes on
  cash and cash equivalents.............         (0.5)      (0.9)
                                              --------   --------
Net increase (decrease) in cash
  and cash equivalents..................      $  28.3    $ (76.6)
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


Note 2:  Inventories

Inventories, by component, are summarized as follows (in millions):


                                   September 25,  December 26,
                                       1999           1998
                                     --------       --------

Finished goods..................     $ 214.2        $ 225.2
Work in process.................        23.7           16.8
Raw materials and supplies......       200.8          213.1
                                     --------       --------
     Total inventories               $ 438.7        $ 455.1
                                     ========       ========


Note 3:   Comprehensive Income

The components of comprehensive income, net of related tax, for the 13 week and 39 week periods ended September 25, 1999 and September 26, 1998 are as follows (in millions):

                              13 Weeks Ended       39 Weeks Ended
                            ------------------   ------------------
                            Sept. 25, Sept. 26,  Sept. 25, Sept. 26,
                              1999      1998       1999      1998
                            --------  --------   --------  --------

Net income................. $  44.4   $  38.7    $ 111.9   $  94.9
Foreign currency
  translation adjustment...     3.0       5.1      (16.2)      1.6
                            --------  --------   --------  --------
Comprehensive income....... $  47.4   $  43.8    $  95.7   $  96.5
                            ========  ========   ========  ========

Accumulated other comprehensive income, net of related tax benefits, at September 25, 1999 and December 26, 1998, is comprised solely of foreign currency translation adjustments.


Note 4:  Net Income per Share

The following table sets forth the computation of basic and diluted earnings per share.

                              13 Weeks Ended       39 Weeks Ended
                            ------------------   ------------------
                            Sept. 25, Sept. 26,  Sept. 25, Sept. 26,
                              1999      1998       1999      1998
                            --------  --------   --------  --------
                            (In millions, except earnings per share)

Numerator for both basic
  and diluted earnings
  per share--net income.... $  44.4   $  38.7    $ 111.9   $  94.9
                            ========  ========   ========  ========
Denominator for basic
  earnings per 	share--
  weighted average shares..    61.3      61.8       61.4      61.9
Plus:  Effect of dilutive
  securities--employee
  stock options............     2.4       2.7        2.4       2.8
                            --------  --------   --------  --------

Denominator for diluted
  earnings per share--
  weighted average shares
  and assumed conversions..    63.7      64.5       63.8      64.7
                            ========  ========   ========  ========

Basic earnings per share... $  0.72   $  0.63    $  1.82   $  1.53
                            ========  ========   ========  ========

Diluted earnings per share. $  0.70   $  0.60    $  1.75   $  1.47
                            ========  ========   ========  ========

In 1998, options to purchase 775,300 shares of common stock at $32.25 per share were outstanding but were not included in the computation of the 1998 diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.


Note 5:  Acquisitions

In the first quarter of 1999, the Food Equipment Group purchased the Stanley Knight Corporation and KaiRak, Inc., manufacturers of fabricated products that often include refrigeration, for approxi-mately $4 million and $5 million, respectively, including the assumption of $1 million of debt at Stanley Knight. The funds used to purchase these companies came from available cash.


Note 6:  Segment Information

                                                 13 Weeks Ended
                                             ----------------------
                                             Sept. 25,    Sept. 26,
                                               1999         1998
                                             ---------    ---------
                                                 (In millions)
Net sales
  Food Equipment Group.....................  $  384.2     $  363.0
  Decorative Products Group................     277.4        256.2
  Consumer Products Group..................      74.6         79.3
                                             ---------    ---------
Total net sales............................  $  736.2     $  698.5
                                             =========    =========

Segment profit
  Food Equipment Group.....................  $   36.2     $   30.4
  Decorative Products Group................      35.1         29.6
  Consumer Products Group..................       6.1          7.0
                                             ---------    ---------
Total segment profit.......................      77.4         67.0
  Unallocated expenses.....................      (3.6)        (2.9)
  Interest expense, net....................      (5.4)        (2.4)
                                             ---------    ---------
Income before income taxes.................  $   68.4     $   61.7
                                             =========    =========


                                                 39 Weeks Ended
                                             ----------------------
                                             Sept. 25,    Sept. 26,
                                               1999         1998
                                             ---------    ---------
                                                 (In millions)
Net sales
  Food Equipment Group.....................  $1,121.2     $1,030.9
  Decorative Products Group................     809.0        745.3
  Consumer Products Group..................     220.3        214.0
                                             ---------    ---------
Total net sales............................  $2,150.5     $1,990.2
                                             =========    =========

Segment profit
  Food Equipment Group.....................  $   90.6     $   76.3
  Decorative Products Group................      93.5         75.0
  Consumer Products Group..................      17.9         17.7
                                             ---------    ---------
Total segment profit.......................     202.0        169.0
  Unallocated expenses.....................     (10.1)        (8.8)
  Interest expense, net....................     (15.7)        (7.1)
                                             ---------    ---------
Income before income taxes.................  $  176.2     $  153.1
                                             =========    =========

There are no intersegment sales or profit or loss. Unallocated expenses are corporate expenses and other items not related to the operations of the segments.


Note 7:  Merger with Illinois Tool Works

On September 9, 1999, the company announced that it had entered into an agreement to merge with Illinois Tool Works (ITW). In the merger, Premark stockholders will receive a fraction of a share of ITW common stock for each share of Premark common stock they own. The fraction will be determined using a formula that is based on the average closing market price of ITW common stock over a 20-day trading period ending on the second business day before the merger. A meeting of Premark stockholders will be held on November 23, 1999 to consider the merger agreement.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

The following is a discussion of the results of operations for the 13 weeks and 39 weeks ended September 25, 1999, compared with the 13 weeks and 39 weeks ended September 26, 1998, and changes in financial condition during the 39 weeks ended September 25, 1999.

Net Sales

Net sales for the third quarter of 1999 were a record $736.2 million, an increase of 5% compared with net sales of $698.5 million in 1998. For the first three quarters of 1999, net sales rose to $2,150.5 million, which was an improvement of 8% from 1998's net sales of $1,990.2 million. For both the quarter and the first nine months, record sales occurred at the Food Equipment Group, Wilsonart and Precor. Florida Tile's sales were flat to last year for the quarter, but year-to-date rose modestly. West Bend's sales declined in both periods. Excluding the effects of foreign exchange rates, sales rose 6% and 9% for the third quarter and first nine months of 1999, respectively.

Costs and Expenses

Cost of products sold as a percentage of net sales was 63.5% for the third quarter of 1999 compared with 64.1% in the third quarter of 1998. For the first nine months, the percentages in 1999 and 1998 were 63.1% and 63.5%, respectively. The improvement for the quarter was due to lower manufacturing costs at West Bend and Florida Tile, which more than offset higher manufacturing costs at the recent acquisitions of the Food Equipment Group and lower pricing at Wilsonart due to competitive pressures. The year-to-date change, in addition to the above, was due to increased productivity, better yields, and lower material costs at Wilsonart.

Delivery, sales and administrative expense as a percent of net sales was 26.5% and 28.1% for the third quarter and first nine months of 1999, respectively, compared with the 1998 ratios of 26.9% and 28.5%, respectively. The improvement for the quarter was due to a decline in marketing and administrative expenses at the Food Equipment Group, an overall decline in expenses at West Bend, and lower other operating expenses at Precor. These items more than offset higher selling and general administrative costs at Wilsonart. For the year-to-date period, lower marketing expenses as a percentage of sales at the Food Equipment Group as well as an overall drop in expenses at West Bend and lower other operating expenses at Precor more than offset higher selling and new product technology costs at Wilsonart.

Net Interest Expense

Interest expense, net of interest income, was $5.4 million in the third quarter of 1999 versus $2.4 million in the third quarter of 1998. For the first nine months of 1999, net interest expense was $15.7 million versus $7.1 million in 1998. The increase in net interest expense in both periods for 1999 was principally due to a higher net debt position as a result of the placement of $150 million of long-term debt in November, 1998. The majority of income on cash investments, which are held in non-interest bearing vehicles, is included in other income for all periods.

Tax Rate

The effective tax rate was 35.1% and 36.5% for the third quarter and first nine months of 1999, respectively, compared with 37.3% for the third quarter and 38% for the first nine months of 1998, and 38% for the year ended December 26, 1998. For the quarter and first nine months of 1999, the company had lower foreign income taxes compared with corresponding periods in 1998 as well as with the full year 1998.

Net Income

For the quarter, net income increased nearly 15% to $44.4 million, or 70 cents per diluted share, in 1999 from $38.7 million, or 60 cents per diluted share, in 1998. For the first nine months, net income grew 18% to $111.9 million, or $1.75 per diluted share, in 1999 from $94.9 million, or $1.47 per diluted share, in 1998. For the quarter, a significant growth in profitability at the Food Equipment Group and Florida Tile, as well as continued improvement at Wilsonart more than offset declines at West Bend and Precor, along with higher net interest expense. For the year-to-date period, substantial gains at the Food Equipment Group, Wilsonart and Florida Tile, coupled with a good improvement at West Bend, more than offset a decline at Precor and higher net interest expense.


Segment Results

Food Equipment Group

Net sales for the third quarter of 1999 were a record $384.2 million, an increase of nearly 6% from $363.0 million in 1998. Excluding the negative impact of a stronger U.S. dollar, sales for the group rose more than 7%. For the first nine months, net sales grew from $1,030.9 million in 1998 to $1,121.2 million in 1999, an increase of 9%. Excluding exchange rate impacts, sales for the first nine months of 1999 rose almost 10%. For both the third quarter and first nine months, the U.S. and Other International sectors exhibited local currency growth, while Europe was essentially flat. The improvement was aided by the impact of acquisitions. International operations accounted for 36% of segment sales for both the third quarter and first three quarters of 1999.

For the third quarter, segment profit of $36.2 million was 19% higher than 1998's $30.4 million. For the first nine months, segment profit rose significantly to $90.6 million from $76.3 million in 1998. For both periods, all sectors registered local currency improvements. International operations accounted for 26% and 27% of segment profit for the third quarter and first nine months, respectively.

United States sales rose 9% to a record $245.7 million for the third quarter of 1999. Year-to-date, sales rose 14% to $713.8 million. For both periods, the impact of recent acquisitions, increases in all of Hobart's channels, and growth at Vulcan-Hart and Wolf more than offset lower export volume. Excluding acquisitions, sales grew 4% for the third quarter and 6% for the first nine months. A record segment profit of $26.7 million rose 15% from the third quarter of 1998. For the first three quarters of 1999, segment profit rose 20% to $65.9 million. For both the quarter and first nine months of the year, the growth in profit was a result of higher volume, lower operating expenses as a percent of sales, and the effect of recent acquisitions.

European sales fell 3% from the third quarter of 1998 to $109.9 million. On a local currency basis, European sales rose 3% for the quarter, reflecting the acquisition of MBM in the fourth quarter of 1998, which was mostly offset by the absence of sales from certain non-core product lines of Eurotec, which were sold in the fourth quarter of 1998, as well as a decline in France. Segment profit for the sector was $6.9 million for the third quarter of 1999, a 3% increase from the same period in 1998. Excluding foreign exchange rate impacts, segment profit rose 9%, reflecting the inclusion of MBM and a favorable cost structure due to the closure of a French plant late last year, which offset reductions in Germany, Italy and the U.K. For the first nine months of 1999, sales of $330.3 million rose 2% excluding the impact of foreign exchange rates, due to the acquisition of MBM, offset in part by the absence of sales from certain non-core product lines of Eurotec. Segment profit for the sector was $19.3 million for the first three quarters of 1999, 1% ahead of 1998 in local currency, as higher profits in Germany and France and the inclusion of MBM were offset by the impact of the sale of certain Eurotec product lines, lower results in the U.K.
and the nonrepeat of one-time operating gains in 1998.

Sales for the other international operations of $28.6 million represented an increase of 15% for the third quarter of 1999. Year-to-date, sales of $77.1 million increased 6%. On a local currency basis, sales grew 14% and 8% for the third quarter and first nine months, respectively. The improvement in both the quarter and first nine months was due to strength in Mexico, Canada and most Asia Pacific markets, which more than offset declines in Argentina and Japan, and, for the year-to-date period, Australia and Brazil. Segment profit for the third quarter rose significantly to $2.6 million, while the first nine months profit also increased substantially to $5.4 million. Improvements were noted in all Asia Pacific markets, along with Mexico and Canada.

Decorative Products

Net sales were $277.4 million for the third quarter of 1999, an increase of 8% compared with $256.2 million in the same period in 1998. For the first three quarters, sales grew nearly 9% to $809.0 million from $745.3 million in 1998. Segment profit of $35.1 million in the third quarter of 1999 was an 18% improvement from a profit of $29.6 million in the same period in 1998. Year-to-date, segment profit grew 25% to $93.5 million.

Wilsonart reported record sales and profits for both the quarter and first nine months of 1999, with sales increasing 10% and 9% for the quarter and year-to-date periods, respectively. The growth in both periods was led by the laminate flooring and Gibraltar product lines as well as sales from Direct Worktops, which was acquired in the fourth quarter of 1998. Absent the acquisition, sales grew 6% for both periods. Segment profit rose 3% and 14% for the quarter and year-to-date, respectively, on higher sales, favorable manufacturing yields, increased productivity, a lower overseas cost structure and lower material costs, partially offset by higher selling and administrative expenses in the quarter and increased selling and new product technology expenses for the year-to-date period.

Florida Tile sales were even with last year's third quarter but rose 5% for the first nine months. The year-to-date growth was a result of new products and higher volume in company-owned distribution centers. A segment profit was reported for both periods, versus a segment loss for both the third quarter and first nine months of 1998. The quarter change was driven by improved gross margins, while the year-to-date change was a result of higher volume and better gross margins.

Consumer Products

Net sales were $74.6 million for the third quarter of 1999, a decrease of 6% compared with $79.3 million in 1998. For the first nine months, sales grew 3% from $214.0 million to $220.3 million in 1999. Segment profit for the third quarter fell nearly 13% from $7.0 million to $6.1 million. For the first nine months, segment profit increased to $17.9 million from $17.7 million last year.

West Bend's sales fell 23% for the quarter and 9% year-to-date. For the quarter, Housewares sales fell 26% due to lower bread maker and slow cooker volume. Year-to-date, Housewares sales dropped 8% as a falloff in bread maker volume more than offset increases in most other product lines. Direct-to-the-home cookware sales fell 13% and 11% for the third quarter and the first nine months of 1999, respectively, due to lower private label volume. Segment profit for West Bend fell 15% for the quarter as the lower sales volume offset a favorable mix of products at Housewares and overall lower operating expenses. For the first three quarters, segment profit was 11% above 1998 as improved gross margins at Housewares and lower operating expenses more than offset lower overall sales volume.

Precor had a 26% and 20% growth in sales to record levels for the third quarter and first nine months of 1999, respectively, due to the inclusion of Pacific Fitness, a company acquired in the fourth quarter of 1998, good international volume and a strong increase in sales of the elliptical cross trainer product, which more than offset a decline in retail treadmills. Precor's segment profit declined 8% for the quarter and 6% year-to-date as the increased volume was offset by higher manufacturing costs and inefficiencies, along with higher selling and royalty expenses.


Financial Condition

Net cash provided by operating activities in the first three quarters of 1999 was $163.5 million compared with $107.1 million in the first three quarters of 1998. The increased cash generation this year reflects higher net income as well as a decrease in inventories compared with last year, primarily at the Food Equipment Group and West Bend, partially offset by higher taxes paid.

Net cash used in investing activities in 1999 was $83.8 million compared with $141.8 million last year, due to fewer acquisitions made. In 1998, the company acquired its Arborite, Resopal, Somat, Wittco and Traulsen businesses, along with a majority investment in a joint venture in Thailand, for $67.2 million, while in 1999 the amount spent for acquisitions was $8.5 million, not including $1 million in debt from one of the acquisitions. Capital expenditures were $78.5 million for both 1999 and 1998.

Net cash used in financing activities was $50.9 million for the first nine months of 1999 versus $41.0 million in 1998, as a result of higher share repurchases.

The total debt-to-capital ratio at the end of the third quarter of 1999 was 21.3%, compared with 12.5% at the end of the third quarter of 1998 and 22.0% as of December 26, 1998. The ratio as of the third quarter of 1999 and year end 1998 versus the third quarter of 1998 is higher because of the issuance of $150 million of 10 year notes in November 1998.

Working capital as of September 25, 1999 decreased by $61.3 million from December 26, 1998. The largest change among the components of working capital was an increase in short-term borrowings and current portion of long-term debt due to a reclassification of $100 million from long-term debt, representing debt that is due on September 15, 2000. The decrease in working capital was also aided by lower inventory balances at the Food Equipment Group and West Bend. Somewhat offsetting those decreases were a higher cash balance and lower accounts payable, accrued liabilities and taxes payable.

As of September 25, 1999, unused lines of credit were approximately $413.1 million, including $250 million under a revolving credit agreement that expires in October 2002. Future cash flows, lines of credit and other short-term financing are expected to be adequate to fund operating and investing activities.

In August 1996, the company announced it would repurchase 6 million of its shares, with volume and timing to depend on market conditions. Under this plan, through September 25, 1999, and November 4, 1999, the company repurchased 4,884,745 shares at an average cost of $30 per share. In connection with the pending merger with ITW, the repurchase program has been terminated.

Year 2000

As is more fully described in the company's annual report on Form
10K for the fiscal year ended December 26, 1998, the company is modifying or replacing portions of its software as well as certain hardware to enable continued operations beyond
December 31, 1999. As of September 25, 1999, nearly all of this effort has been completed.

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

                          PART II

                     OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits (numbered in accordance with Item 601 of
         Regulation S-K)

         (27) A Financial Data Schedule for the third quarter of 1999 is filed as an exhibit to this Report.

    (b)  Reports on Form 8-K

         During the quarter ended September 25, 1999, the Registrant filed a Current Report on Form 8-K dated September 9, 1999 (and subsequently amended on
         September 13, 1999) reporting that the Registrant had entered into an agreement to merge with Illinois Tool Works (ITW), that the Registrant had entered into a stock option agreement with ITW, and that the Registrant had amended its Rights Agreement, dated November 6, 1996, to provide that the rights would not be exercisable as a result of the merger.

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


                                 PREMARK INTERNATIONAL, INC.



                                 By:   John M. Costigan
                                     ------------------------
                                    Senior Vice President,
                                General Counsel and Secretary




                                 By:  Lawrence B. Skatoff
                                     ------------------------
                                   Senior Vice President and
                                    Chief Financial Officer




Deerfield, Illinois
November 4, 1999

                        EXHIBIT INDEX

Exhibit No.              Description


(27)           A Financial Data Schedule for the
               third fiscal quarter of 1999 is
               filed as an exhibit to this Report.